Form 10-K
period 2004-12-31
Medical Device Manufacturing, Inc.
filed 2005-03-15
CIK 1297885

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 333-118675

Medical Device Manufacturing, Inc.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	91-2054669 (I.R.S. Employer Identification Number)

200 West 7th Avenue
Collegeville, PA 19426-0992
(610) 489-0300
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 15, 2005, 1,000 shares of the Registrant's common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Inc. As of June 30, 2004, there were no shares of voting or non-voting common equity held by non-affiliates of the registrant.

TABLE OF CONTENTS

PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Consolidated Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accountant Fees and Services
PART IV
15.	Exhibits, Financial Statement Schedules
Signatures

PART I

Item 1. Business

        This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. In some cases, these "forward looking statements" can be identified by the use of words like "believes," "estimates," "anticipates," "expects," "intends," "may," "will" or "should" or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

        By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

        Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from the forward-looking statements are set forth in this Form 10-K, including under the headings "Business," "Management Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

        We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        Unless the context indicates otherwise, all references in this annual report to "MDMI," "we," "our," or "us" mean Medical Device Manufacturing, Inc. and its subsidiaries.

        We were incorporated under the laws of the State of Colorado in May 2000 and became a wholly owned subsidiary of Accellent Inc., or Accellent, a Maryland Corporation (formerly known as UTI Corporation and MDMI Holdings, Inc.). MDMI Holdings, Inc. was organized in Colorado in July 1999 and conducted its own business and operations. Prior to our formation, MDMI Holdings, Inc. acquired our current wholly owned subsidiaries G&D Inc. d/b/a Star Guide and Noble-Met, Ltd. On the date of our formation, MDMI Holdings, Inc. became the first-tier holding company in our organizational structure. On February 23, 2001, MDMI Holdings, Inc. reincorporated by merger in Maryland and changed its name to UTI Corporation, which is today our parent and the first-tier holding company in our organizational structure. On November 18, 2004 UTI Corporation changed its name to Accellent Inc. On April 27, 2004, we entered into an Agreement and Plan of Merger pursuant to which, on June 30, 2004, we acquired MedSource Technologies, Inc., or MedSource, by merging it with our wholly owned subsidiary, Pine Merger Corporation, which merger resulted in MedSource and its subsidiaries becoming our wholly owned subsidiaries. We maintain our principal executive offices at 200 West 7th Avenue, Collegeville, Pennsylvania 19426, and our telephone number is (610) 489-0300.

        Upon the consummation of the MedSource acquisition, our parent, Accellent, repurchased its outstanding Class C Redeemable Preferred Stock and paid accrued dividends to its holders of Class A 5% Convertible Preferred Stock and Class C Redeemable Preferred Stock. We also completed payment of approximately $9.6 million in respect of an earn-out obligation entered into in connection with our acquisition of Venusa, Ltd. and Venusa de Mexico, S.A. de C.V., or collectively Venusa, in February, 2003. We financed the foregoing transactions primarily with the proceeds from the issuance on June 30,

2004 of the $175.0 million in aggregate amount of 10% senior subordinated notes due July 15, 2012, or the notes, our six-year $194.0 million senior secured term loan facility borrowed under our senior secured credit facility, which also includes a five-year $40.0 million senior secured revolving credit facility, and an $89.8 million equity investment in Accellent by the DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P., or collectively, the DLJ Merchant Banking Buyers. The foregoing transactions are collectively referred to herein as the "Transactions." For a detailed discussion of the notes and our senior secured credit facility, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 6 to the consolidated financial statements.

        Unless the context indicates otherwise, "pro forma" means after giving effect to the following transactions as if they had occurred on January 1, 2003: the Venusa acquisition which occurred February 28, 2003; the MedSource acquisition and related payment of MedSource's then existing debt; the payment of our old senior secured credit facility and senior subordinated indebtedness and Accellent's old senior indebtedness; the borrowings under our new senior secured credit facility; the issuance of our $175 million principal amount 10% senior subordinated notes due 2012; and the payment of fees and expenses related to the foregoing. The basis for our pro forma results is detailed in our registration statement on Form S-4, as amended, filed with the SEC (Commission File No. 333-118675).

        We are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (the "SEC"). You can obtain copies of these materials by visiting the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's Web site at www.sec.gov.

Overview

        We believe we are the largest provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. Our target markets are the leading medical device companies that serve the cardiology, endoscopy and orthopaedic end markets. We had net sales of $413.9 million for the twelve months ended December 31, 2004, on a pro forma basis, and, now have over 20 facilities in five countries.

        We offer our customers design and engineering, precision component manufacturing, device assembly and supply chain management services. We have extensive resources focused on providing our customers reliable, high quality, cost-efficient, integrated outsourced solutions. We often become the sole supplier of manufacturing and engineering services for the products we provide to our customers.

        Our design and engineering, precision component manufacturing, device assembly and supply chain management services provide multiple strategic benefits to our customers. We help speed our customers' products to market, lower their manufacturing costs and enable our customers to focus on their core competencies, including research, sales and marketing.

        We have developed long-term relationships with our largest customers. In many cases, we have been doing business with these customers for over 10 years. We work closely with our customers in the design, testing, prototyping, validation and production of their products and processes. Many of the end products we produce for our customers are regulated by the U.S. Food and Drug Administration, or the FDA, which has stringent quality standards for manufacturers of medical devices. Because of these stringent standards, multiple validations of our manufacturing process are required by both our customers and the FDA to ensure high quality, reliable production. This joint investment of time and process validation between us and our customers creates high switching costs for transferring product lines once a product begins production. Typically, once our customers have begun production of a certain product with us, they do not move their products to another supplier.

        We generate a recurring revenue base from a diverse range of products used in a number of cardiovascular, endoscopic and orthopaedic applications. The majority of our net sales come from products we consider high value, single use products. These products are either regulated for single use, implanted into the body or considered too critical to be re-used. Our revenue base has grown through a combination of our customers' end market growth and their increased outsourcing of products to us. This growing revenue base is made up of a diversified product mix with limited technology or product obsolescence risk. We manufacture many products that have been used in medical devices for over 10 years, such as biopsy instruments, joint implants, pacemakers and surgical instruments. Even as our customers' end market products experience new product innovation, we continue to supply the base products and services across end market product cycles. In addition, for the twelve months ended December 31, 2003 and 2004, on a pro forma basis, our industrial operations accounted for approximately 9.6% and 8.5%, respectively, of our net sales. For fiscal year 2003 and 2004, on a pro forma basis, our net sales by end market were:

	Twelve Months Ended December 31,
	2003	2004
Endoscopy	50.0%	51.3%
Cardiology	33.6%	32.0%
Orthopaedic	6.8%	8.2%
Industrial	9.6%	8.5%

	100.0%	100.0%

Industry Background

        Medical Device End Markets.    As a leading provider of precision manufacturing and engineering services to our target markets within the medical device industry, we benefit from the size of and growth in our customers' end markets. We are focused on the leading companies in the medical device industry in the cardiovascular, endoscopy and orthopaedic end markets. We believe that these end markets are attractive based on their large size, growth, customer dynamics, competitive environment and need for the high-quality engineering and manufacturing services we offer.

        We believe the demand for medical devices in our targeted markets is expected to continue to grow primarily as a result of:

  •
  Aging Population. The average age of the U.S. population is expected to increase significantly over the next decade. According to U.S. Census data, the total U.S. population is projected to grow approximately 10% from 2000 to 2010, while the number of individuals in the U.S. over the age of 65 is projected to grow 15% during the same period. As the average age of the population increases, the demand for medical products and services, including medical devices, is expected to increase.

  •
  Active Lifestyles. As people are living longer, more active lives, utilization of medical devices such as orthopaedic implants and arthroscopy devices is increasing. In addition, in order to maintain this active lifestyle, patients demand more functional, higher technology devices.

  •
  Advances in Medical Device Technology. The development of new medical device technology and minimally invasive procedures is driving growth in the medical device market. Examples include neurostimulation, drug-eluting stents and innovative pacemakers, which are experiencing rapid adoption in the medical community because of the significant patient benefits.

        The chart below provides examples of customer products in our targeted markets and the products and services that we provide for each of the customer end products.

Market	Customer Devices/Products		Our Products and Services
Cardiovascular
Interventional Cardiology	• • •	Stents Rotational artery clearing device Guidewires, delivery systems	• • •	Stent tubing, stents, mandrels Ground guidewires, tubular drive components Marker bands, catheter shafts, tooling mandrels, corewires, guidewire assemblies
Cardiac Rhythm Management	• •	Pacemakers Implantable defibrillators	• •	Implantable electrodes, connector blocks, lugs Electrodes & leads
Cardiac Surgery	• •	Heart immobilization devices Heart valves	• •	Machined tubing Machined valve bodies and leaflets
Interventional Neurology	• •	Implantable coils Catheters/delivery systems	• •	Wire coiling Guidewires
Peripheral Vascular	• •	Stents Delivery systems	•	Stents, stent tubing, guidewires, hypotubing
Endoscopy
Laparoscopy/Gynecology	• • • •	Harmonic scalpel blades Breast biopsy devices Trocars Infertility devices	• • • • •	Blade assemblies Tubular components, MIM jaws and anvils, stamped components Tubular components and complete assemblies Tubular machined components Complete finished devices
Arthroscopy	• • •	Shaver blades Arthroscopes Suture anchors	• • •	Blade assemblies Arthroscope tubing Machined anchors, drivers
Urology	• • •	Stone retrieval baskets Thermal tumor shrinkage Bladder stapling devices	• • •	Wire grinding Catheter design and fabrication Finished devices
Gastrointestinal	•	Biopsy forceps	• • • •	Complete assembly, supply chain management MIM jaws Plastic catheters Plastic injection molded assemblies
Ophthalmology	•	Ultrasonic tips	•	Micro tube drawing and machining
Drug Delivery	•	Drug pumps	• •	Case stamping Hypotube needle fabrication
Wound Closure	•	Stapling devices	• • •	Stamped components Anvils Tubular components

Orthopaedic
Joint Replacement	• •	Prosthetic joints, hips, knees, elbow, knuckles Implantation instruments	• • •	Machined trial joints Forged hip joint components Machined drills, reamers, taps
Spinal	• • •	Spinal fusion plates screws, Spinal instruments, drills, burrs Spinal hooks, rods	• • •	Machined plates and fixation screws Forged instruments Machined components
Trauma	• •	Long bone nails, screws Compression plating	• •	Orthopaedic tubing Machined fixation screws

        Medical Device Companies in Our Key Target End Markets Are Outsourcing Manufacturing.    As medical devices have become more technically complex, the demand for precision manufacturing capabilities and related engineering services has increased significantly. Many of the leading medical device companies in our targeted markets are increasingly utilizing third-party manufacturing and engineering providers as part of their business and manufacturing strategies. Outsourcing allows medical device companies to take advantage of the manufacturing technologies, economies of scale and supply chain management expertise of third-party manufacturers. Outsourcing also enables medical device companies to concentrate on their core competencies in research, sales and marketing.

        Medical device companies carefully select their manufacturing and engineering outsourcing partners. Medical devices companies require stringent validation processes and manufacturing standards to ensure high quality production and reliable delivery. The validation and approval process for third-party manufacturing requires a significant amount of time and engineering resources. This may also include inspection by the FDA of the manufacturing facilities in connection with products undergoing premarket review. As a result, we believe that medical device companies increasingly seek to reduce the number of suppliers they use by consolidating their manufacturing with a limited number of strategic partners. We believe medical device companies are choosing their strategic outsourcing partners based on the partner's ability to:

  •
  Provide comprehensive precision manufacturing and engineering capabilities

  •
  Assist in rapid time-to-market and time-to-volume manufacturing requirements

  •
  Deliver consistently high quality and highly reliable products at competitive prices

  •
  Manage a global supply chain

        The significant resources invested in selecting and validating a third-party manufacturing partner often result in long-term relationships.

        Growth in Outsourced Manufacturing Services.    We believe our target market is represented by the amount of engineering and manufacturing services outsourced by the leading medical device companies to third-party manufacturers. Our target market is growing through a combination of growth in our customers' end markets and an increase in the amount of manufacturing and engineering services outsourced to third-party providers.

        We believe our current target market will continue to increase due to both the growth in medical device end markets and an increase in outsourcing by medical device companies. Key factors driving growth in outsourcing include:

  •
  Desire to Accelerate Time-to-Market. The leading medical device companies are focused on research, sales and marketing in order to maximize the commercial potential from new products. For these new products, the medical device companies are attempting to reduce development time in order to bring products to market faster and compete more effectively. Outsourcing enables medical device companies to accelerate time-to-market and clinical adoption.

  •
  Increasing Complexity of Medical Device Products. As medical device companies seek to provide additional functionality in their products, the complexity of the technologies and processes involved in producing medical devices has increased. Third-party manufacturers have invested in state-of-the-art facilities with comprehensive services and experienced personnel to deliver precision manufacturing services for these increasingly complex products. Medical device companies may also outsource because they do not posses the capabilities to manufacture their new products.

  •
  Rationalization of Medical Device Companies' Existing Manufacturing Facilities. Medical device companies are continually looking to reduce costs and improve efficiencies within their organizations. As device companies rationalize their manufacturing base as a way to realize cost savings, they are increasingly turning to outsourcing. Through outsourcing, medical device companies can reduce capital investment requirements, and fixed overhead costs as well as benefit from the economies of scale of the third-party manufacturer.

  •
  Increasing Focus on Core Competencies. We believe medical device companies are increasingly focusing resources on their core competencies of research, sales and marketing. Outsourcing enables medical device companies to focus greater resources on their core competencies while taking advantage of the manufacturing technologies, economies of scale and supply chain management expertise of third-party manufacturers.

Competitive Strengths

        Our competitive strengths make us a preferred strategic manufacturing partner for many of the leading medical device companies and position us for profitable growth. Our preferred status is evidenced through our long term customer relationships, sole source agreements and/or by customer designation as a preferred provider.

  •
  Market Leader. We believe we are the largest provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. We believe our size enables us to invest significant resources in our infrastructure including manufacturing facilities, engineering expertise, proprietary processes and sales force. We continue to invest in information technology and quality systems that enable us to meet or exceed the increasingly rigorous standards of our customers and differentiate us from our competitors.

  •
  Strong Relationships With Targeted Customers. We provide manufacturing and engineering services to the leading medical device companies worldwide in our targeted medical end markets of cardiology, endoscopy, and orthopaedic. Our largest customers include Abbott Laboratories, Boston Scientific, Guidant, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude, Stryker, Tyco and Zimmer, many of which we have had relationships with for over 10 years. Within these large customers, we generate diversified revenue streams across separate divisions and multiple products. As a result of our strong relationships, we are well-positioned to compete for a majority of our customers' outsourcing needs and to benefit as our customers seek to consolidate their supplier base.

  •
  Preferred Supplier. We are the sole supplier of manufacturing and engineering services for a significant portion of the products we provide to our customers. We develop these close relationships with our customers due to the high level of interaction necessary to design, develop and produce the high value medical devices on which we focus. In situations where we are not the sole supplier, we are usually among a small number of preferred strategic manufacturing partners which enables us to compete for a majority of our customers' medical device outsourcing needs. As a result of our position as a preferred supplier to many of our customers and our track record of high quality manufacturing, we are well-positioned to benefit as our customers seek to consolidate their supplier base.

  •
  Breadth of Manufacturing and Engineering Capabilities. We provide a comprehensive range of manufacturing and engineering services, including design, testing, prototyping, production and device assembly, as well as global supply chain management services. We have over 100 engineers available to help design, prototype and test feasibility and manufacturability. We have made significant investments in precision manufacturing equipment, information technology and quality systems. Our facilities have areas of expertise and proprietary processes which create economies of scale that can reduce production costs and often enable us to manufacture products at lower costs than our customers.

  •
  Strategic Locations. We believe that the location of our design, prototyping and engineering centers near our major customers, and the location of certain of our facilities in advantageous manufacturing centers provide us with a competitive advantage. Our strategic locations allow us to facilitate speed to market, rapid prototyping, low cost assembly and overall customer familiarity. For example, our design, prototyping and engineering centers in Boston, Massachusetts and Minneapolis, Minnesota and our manufacturing center in Galway, Ireland, are located near our major customers. In addition, our Juarez, Mexico facility provides our customers with a low-cost manufacturing and assembly solution.

  •
  Reputation for Quality. We believe we have a reputation as a high quality manufacturer. Due to the patient-critical and highly regulated nature of the products our customers provide, strong quality systems are an important factor in our customers' selection of a strategic manufacturing partner. As a result, our reputation and experience provide us with an advantage in winning new business as large medical device companies want to partner with a successful, proven manufacturer who has the systems and capabilities to ensure a high level of quality.

  •
  Experienced Management Team. We have a highly experienced management team at both the corporate and operational levels. Our senior management team has an average of 20 years of experience. Members of our management team also have extensive experience in mergers, acquisitions and integrations.

Business Strategy

        Our objective is to grow profitably and strengthen our position as a leading provider of outsourced precision manufacturing and engineering services to our target markets through the following:

  •
  Increase Share Within Target Market Leaders. We are focused on increasing our share of revenues from the leading companies within our target markets. We intend to strengthen our close relationships with the top companies in our target markets by continuing to deliver high quality products and services. We have dedicated Corporate Account Teams focused primarily on generating new revenue opportunities within these leading medical device companies.

  •
  Generate Cash Flow Benefits from the MedSource Acquisition. We are focused on realizing the cost savings identified as part of the MedSource acquisition. We estimate that the elimination of duplicative personnel and administrative functions will generate approximately $11.0 million of annual cost savings. We also anticipate that the closure of redundant facilities in the 2005-2006 timeframe will result in additional cost savings of approximately $8.0 million to $10.0 million per year when fully implemented.

  •
  Increase Manufacturing Efficiencies. We are implementing our plan to register the combined MDMI and MedSource manufacturing sites under a single quality management system. We have issued a new quality policy and quality manual and have established new company wide policies and procedures and a corporate management review process. All facilities will become compliant with these policies and procedures through review of, and possible modification to, their current operations. A corporate registration audit, by a third party registrar, will occur during the first quarter of fiscal year 2005, with individual facility third party compliance audits expected to be completed by the third quarter of fiscal year 2005. Additionally, we are introducing our "Lean Manufacturing" program designed to improve manufacturing cycle times and reduce costs. Our facility reviews will include a readiness assessment, followed by customized training, process mapping, and the implementation of process improvements. Our first readiness assessment will begin during the first quarter of fiscal year 2005. Further, we will work with our customers to transfer as much finished product assembly and supply chain management to our Juarez, Mexico facility as possible. This will allow the customer to access a world class assembly plant registered with the FDA in a low cost environment.

  •
  Expand Design and Prototyping Capabilities and Presence. We intend to grow revenues from design and prototyping services by continuing to invest in selected strategic locations. We believe being involved in the initial design and prototyping of medical devices positions us to capture the ongoing manufacturing business of these devices as they move to full production.

Capabilities

        As medical device companies' outsourcing continues to grow, we believe that our customers' reliance upon the breadth of our capabilities increases. Our capabilities include Design and Engineering, Precision Component Manufacturing, Device Assembly and Supply Chain Management.

        Design and Engineering.    We offer design and engineering services that include product design engineering, design for manufacturability, analytical engineering and rapid prototyping. We focus on providing design solutions to meet our customers' functional and cost needs by incorporating reliable manufacturing and assembly methods. Through our engineering design services, we engage our customers early in the product development to reduce their manufacturing costs and accelerate the development cycle.

Capability	Description & Customer Application
Product Design Engineering	Computer Aided Design (CAD) tool used to model design concepts which supports the design portion of the project, freeing the customer's staff for additional research
Design for Manufacturability
Experience in manufacturing and process variation analysis ensures reliability and ongoing quality are met which eliminates customers' need for duplicate quality assurance measures, provides for continuous improvement and assures long term cost control objectives are met
Analytical Engineering
Finite Element Analysis (FEA) and Failure Mode and Effect Analysis (FMEA) tools verify function and reliability of a device prior to producing physical models which shortens the design cycle allowing products reach the market faster and more cost effectively
Physical Models
Computer Aided Manufacturing (CAM), Stereolithography and "Soft Tooling" concepts which permit rapid prototyping to provide customers with assurance that they have fulfilled the needs of their clinical customers and confirms a transition from design to production

        Precision Component Manufacturing.    We utilize a broad array of manufacturing processes to produce metal and plastic based medical device components. These include metal forming, machining and casting and polymer molding, machining and extrusion processes.

Capability	Description & Customer Application
Tube Drawing	Process to manufacture miniature finished tubes or tubular parts used in cardio catheters, endoscopy instruments & orthopaedic implants
Wire Drawing	Specialized clad wires utilized in a variety of cardiovascular and neurological applications
Wire Grinding & Coiling	Secondary processing of custom wires to create varying thicknesses, or shapes (springs) used as "guide-wires" for angioplasty and as components in neurological applications
Micro-Laser Cutting	Laser to remove material in tubular components resulting in tight tolerances and the ability to create the "net like" shapes used in both cardiovascular and peripheral stents
CNC Multi-Axis & Swiss Machining
Machining processes using a predetermined computer controlled path to remove metal or plastic material thereby producing a three dimensional shape. Used in orthopaedic implants to create highly specialized bone screws and miniature components used in cardiac rhythm management
Electrical Discharge Machining
Machining process using thermal energy from an electrical discharge to create very accurate, thin delicate shapes and to manufacture complete components used in arthroscopy, laparoscopy and other surgical procedures
Plastic Injection Molding
Melted plastic flows into a mold which has been machined in the mirror image of the desired shape; process is used throughout the medical industry to create components of assemblies and commonly combined with metal components
Metal Injection Molding
Metal powders bound by a polymer are injected into a mold to produce a metal part of the desired shape; used in higher volume metal applications to reduce manufacturing costs in orthopaedic, endoscopy, arthroscopy and other procedures
Plastic Extrusion	Process that forces liquid polymer material between a shaped die and mandrel to produce a continuous length of plastic tubing; used in cardiovascular catheter applications
Alloy Development
Product differentiation in the medical device industry is commonly driven by the use of alternative materials; we work with our customers to develop application-specific materials that offer marketable features and demonstrable benefits
Forging	Process using heat and impact to "hammer" metal shapes and forms. Secondary processing needed to bring to finished form. Most often to fabricate surgical instruments within the medical industry

        Device Assembly.    Device assembly is being driven by the medical device companies' focus on more products being released in shorter timeframes. To fulfill this growing need, we provide contract manufacturing services for complete/finished medical devices at both our U.S. and Mexico facilities. We provide the full range of assembly capability defined by our customers' needs, including packaging, labeling, kitting and sterilization.

Capability	Description & Customer Application
Mechanical Assembly	Uses a variety of sophisticated attachment methods such as laser, plasma, ultrasonic welding, or adhesives to join components into complete medical device assemblies
Electro-Mechanical Assembly	Uses a combination of electrical devices such as printed circuit boards, motors and graphical displays with mechanical sub-assemblies to produce a finished medical device
Marking/Labeling & Sterile Packaging
Use of laser or ink jet marking, or pad printing methods for product identification, branding, and regulatory compliance; applying packaging methods such as form-fill-seal or pouch-fill-seal to package individual medical products for sterilization and distribution

        Supply Chain Management.    Our supply chain management services encompass the complete order fulfillment process from raw material to finished devices for entire product lines. This category of capabilities is an umbrella for the capabilities listed above, not only including design and engineering, component manufacturing and device assembly but also raw materials sourcing, quality control/sterilization and warehousing and delivery, which are described below.

Capability	Description & Customer Application
Raw Materials Sourcing	Procurement and consulting on the choice of raw materials, allow design and materials suitability
Quality Control/Sterilization	The ability to design and validate quality control systems that meet or exceeds customer requirements. In addition we provide validated sterilization services
Warehousing and Delivery	The ability to provide customer storage and distribution services, including end user distribution

Sales and Marketing

        We market and sell our products directly to our customers through our sales team of approximately 35 individuals. Approximately 85% of the sales force is based in the U.S. and 15% is based in Europe.

        Our sales force targets the top medical device customers in each of the target markets that we serve. Each of these top accounts is assigned dedicated Corporate Account Teams based upon the target markets in which they participate. The primary mission of our sales force is to increase our market share with these top customers by expanding our relationships and securing new business. Our end market focus allows us to better serve our customers.

        The engineering expertise of our sales force allows us to provide technical assistance and advice to our customers in the field. This assistance and advice strengthens our close working relationships between our sales personnel and our customers.

Customers

        Our customers include the top worldwide medical device manufacturers that concentrate primarily in the cardiovascular, endoscopy and orthopaedic markets. We have built strong relationships with our customers by delivering highly customized and engineered components, assemblies and finished goods for their markets. Pro forma for the twelve months ended December 31, 2004, over 90% of our net sales was derived from our medical device customers.

        Our strategy is to focus on the top 15 medical device companies, which we believe represent a substantial portion of the overall market opportunity. For the twelve months ended December 31, 2004, on a pro forma basis, these top 15 medical device companies accounted for approximately 65% of our net sales. In particular, Johnson & Johnson and Boston Scientific each accounted for more than 10% of our net sales for the twelve months ended December 31, 2004 on a pro forma basis. We provide a multitude of products and services to our customers across their various divisions. Boston Scientific recently informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation in 2005 and the first half of 2006. For more information on Boston Scientific, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

        We also have established customer relationships with companies outside of the medical device market. Our industrial customers service the electronic, computer, industrial equipment and consumer markets. We provide them with high quality, complex components for use in high density discharge lamps, fiber optics, motion sensors and power generation.

International Operations

        We earned approximately 15% of our fiscal year 2004 net sales from international sales. There are additional risks associated with our international sales than with domestic sales, including those resulting from currency fluctuations, duties and taxation, foreign legal and regulatory requirements, changing labor conditions and longer payment cycles. For a description of our international sales, see Note 15 to our consolidated financial statements included in this annual report on Form 10-K, which description is incorporated by reference herein.

Information Technology

        We plan to install the Oracle 11i enterprise resource planning, or ERP, system across our facilities. MedSource has completed the implementation of the full ERP application at five facilities and has implemented the Oracle financial reporting and order management system at all of its facilities. We intend to expand the rollout of the ERP, financial reporting and order management system across our facilities. We believe our ERP platform and related information technology systems will enable us to better serve our customers by aiding us in predicting customer demand, taking advantage of economies of scale, providing greater flexibility to move product design between sites and improving the accuracy of capturing and estimating our manufacturing and engineering costs. In addition, we utilize computer aided design, or CAD, and computer aided manufacturing, or CAM, software at our facilities. We expect these systems to provide several key benefits to us, our customers and our suppliers.

Quality

        Due to the patient-critical and highly regulated nature of the products our customers provide, strong quality systems are an important factor in our customers' selection of a strategic manufacturing partner. In order for our customers to outsource manufacturing to us, our quality program must meet or exceed customer requirements.

        Our Quality Management System is based on the standards developed by the International Organization for Standardization (ISO). The relevant standards are known as ISO 9001 or ISO 13485. These standards specify the requirements necessary for a quality management system to consistently provide product that meets or exceeds customer requirements. Also included are requirements for processes for continual improvement of the system. Our facilities are registered to either ISO 9001 or ISO 13485. Compliance to ISO Standards is verified by independent audits from accredited third-party auditors and through internal and customer audits of the quality system at each facility. The majority of our facilities are registered with the FDA and are subject to inspection at any time for compliance with the Quality System Regulation, or QSR, and other FDA regulatory requirements.

        We are implementing plans to register all of our facilities under a single Quality Management System compliant to ISO 13485:2003, the most recent ISO standard. We also plan to deploy our "lean manufacturing" program throughout the company. The lean manufacturing program supports the quality system and drives continuous improvement by utilizing six sigma principles. The principles of the six sigma methodology (Define, Measure, Analyze, Improve and Control) allow the sources of variation in a process to be identified, systematically reduced and controlled to maintain the improvements.

Supply Arrangements

        We have established relationships with many of our materials providers. However, most of the raw materials that are used in our products are subject to fluctuations in market price. In particular, the prices of stainless steel, titanium and platinum have historically fluctuated, and the prices that we pay for these materials, and, in some cases, their availability, are dependent upon general market conditions. In most cases we have pass-through pricing arrangements with our customers that purchase precious metal components.

        When manufacturing and assembling medical devices, we may subcontract manufacturing services that we cannot perform in-house. As we provide our customers with a fully integrated supply chain solution, we will continue to rely on third-party suppliers, subcontractors and outside sources for components or services that we cannot provide through our internal resources.

        To date we have not experienced any material difficulty obtaining necessary raw materials or subcontractor services.

Intellectual Property

        The products that we manufacture are made to order based on the customers' specifications and may be designed using our design and engineering services. Our customers retain ownership of and the rights to their products' design while we generally retain the rights to any of our proprietary manufacturing processes.

        We continue to develop intellectual property in the areas of process engineering and materials development for the purpose of internal proprietary utilization. The intellectual property developed helps enhance our production capabilities and improve margins in our manufacturing processes while providing a competitive differentiator. Examples of technologies developed include micro profile grinding and polymer micro tube manufacturing.

        We also continue to develop intellectual property for the purpose of licensing this technology to our medical device customers. Use of these technologies by our medical device customers in their finished design, component or material solution results in royalty revenues. Examples of such technology include device patents for catheter based technology such as gastrointestinal catheters and variable stiffness catheters.

        In addition, we are a party to several license agreements with third parties pursuant to which we have obtained, on varying terms, non-exclusive rights to patents held by third parties in connection with precision metal injection manufacturing technology.

Competition

        Our existing or potential competitors include suppliers with different subsets of our manufacturing capabilities, suppliers that concentrate on niche markets, and suppliers that have, are developing, or may in the future develop, broad manufacturing capabilities and related services. We compete for new business at all phases of the product lifecycle, which includes development of new products, the redesign of existing products and transfer of mature product lines to outsourced manufacturers. Competition is generally based on reputation, quality, delivery, responsiveness, breadth of capabilities, including design and engineering support, price, customer relationships, and increasingly the ability to provide complete supply chain management rather than individual components.

        We believe that the medical device engineering and manufacturing services industry is highly fragmented with over 3,000 companies that have limited manufacturing capabilities and limited sales and marketing expertise. Many of these 3,000 companies have less than $5.0 million in annual revenues from medical device companies. We believe that very few companies offer the scope of manufacturing capabilities and services that we provide to medical device companies, however, we may compete in the future against companies that assemble broad manufacturing capabilities and related services. We compete with different companies depending on the type of product or service offered or the geographic area served. We are not aware of a single competitor that operates in all of our target markets or offers the same range of products and services that we offer.

        In addition, many of our customers also have the capability to manufacture similar products in house, if they so choose.

Government Regulation

        Our business is subject to governmental requirements, including those federal, state and local environmental laws and regulations governing the emission, discharge, use, storage and disposal of hazardous materials and the remediation of contamination associated with the release of these materials at or from our facilities or off-site disposal locations. Many of our manufacturing processes involve the use and subsequent regulated disposal of hazardous materials. We monitor our compliance with all federal and state environmental regulations, and have in the past paid civil penalties and taken corrective measures for violations of environmental laws. To date, such matters have not had a material adverse impact on our business or financial condition. We cannot assure you, however, that such matters will not have a material impact on us in the future.

        In several instances, we and certain MedSource subsidiaries have entered into settlements arising from alleged liability as potentially responsible parties for the off-site disposal or treatment of hazardous substances. None of those settlements exceeded $100,000 and none have had a material adverse impact on our business or financial condition.

        Environmental laws have been interpreted to impose strict, joint and several liability on owners and operators of contaminated facilities and parties that arrange for the off-site disposal or treatment of hazardous materials. Pursuant to such laws in 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Pennsylvania, a wholly owned subsidiary of the Company, to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA. The Administrative Consent Order alleged that hazardous substances had been released into the environment from UTI Pennsylvania's Collegeville, Pennsylvania plant and required UTI Pennsylvania to study and, if necessary, remediate the groundwater and soil beneath and around the plant. Since that time, UTI Pennsylvania has implemented and is operating successfully a contamination treatment system approved by the EPA. MedSource's subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

        At December 31, 2004, we have a long-term liability of $4.8 million related to the potential MedSource remediation and the Collegeville remediation. At December 31, 2003, we had a long-term liability of $4.0 million related to the Collegeville remediation. The increase in the liability relates to the MedSource acquisition. We have prepared estimates of our potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future.

        We are a medical device and component engineering and manufacturing services provider. Some of the products that we manufacture may be considered by the FDA to be finished medical devices. The manufacturing processes used in the production of these finished medical devices are subject to FDA regulatory-inspection, and must comply with FDA regulations, including its Quality System Regulation, or QSR. The QSR requires manufacturers of finished medical devices to follow elaborate design, testing, control, documentation and other quality assurance procedures during the finished device manufacturing process. The QSR governs manufacturing activities broadly defined to include activities such as product design, manufacture, testing, packaging, labeling, distribution and installation. Some of our customers may also require by contractual agreement that we comply with the QSR when manufacturing their device components. Our FDA registered facilities are subject to FDA inspection at any time for compliance with the QSR and other FDA regulatory requirements. Failure to comply with these regulatory requirements may result in civil and criminal enforcement actions, including financial penalties, seizures, injunctions and other measures. In some cases, failure to comply with the QSR could prevent or delay our customers from gaining approval to market their products. Our products must also comply with state and foreign regulatory requirements.

        In addition, the FDA and state and foreign governmental agencies regulate many of our customers' products as medical devices. FDA approval/clearance is required for those products prior to commercialization in the U.S., and approval of regulatory authorities in other countries may also be required prior to commercialization in those jurisdictions. Moreover, in the event that we build or acquire additional facilities outside the U.S., we will be subject to the medical device manufacturing regulations of those countries. Our Mexico facility must comply with U.S. FDA regulations, which we believe are more stringent than the local regulatory requirements our facility must also comply with. Some other countries may rely upon compliance with U.S. regulations or upon ISO certification as sufficient to satisfy certain of their own regulatory requirements for a product or the manufacturing process for a product.

        In order to comply with regulatory requirements, our customers may wish to audit our operations to evaluate our quality systems. Accordingly, we routinely permit audits by our customers.

Employees

        As of December 31, 2004, we had 3,855 employees. We also employ a number of temporary employees to assist with various projects. Other than some employees at our facility in Aura, Germany, our employees are not represented by any union. We have never experienced a work stoppage or strike and believe that we have good relationships with our employees.

Item 2. Properties

        We have 20 leased facilities and five owned facilities. Our principal executive office is located at 200 West 7th Avenue, Collegeville, Pennsylvania. We believe that our current facilities are adequate for our operations. Certain information about our facilities is set forth below:

Location	Approximate Square Footage	Own/Lease
Arvada, Colorado	45,000	Lease
Brimfield, Massachusetts	30,000	Own
Brooklyn Park, Minnesota	74,000	Lease
Collegeville, Pennsylvania	180,000	Own
Corry, Pennsylvania	67,000	Lease
El Paso, Texas	40,000	Lease
Englewood, Colorado	36,000	Lease
Laconia, New Hampshire	41,000	Lease
Navojoa, Mexico	38,000	Lease
Newton, Massachusetts	65,000	Lease
Orchard Park, New York	41,000	Lease
Pittsburgh, Pennsylvania	35,000	Own
Salem, Virginia	64,000	Lease
South Plainfield, New Jersey	6,000	Lease
Tehachapi, California	31,000	Lease
Trenton, Georgia	16,000	Lease
Trenton, Georgia	32,500	Own
Upland, California	50,000	Lease
Watertown, Connecticut	44,000	Lease
Wheeling, Illinois	55,000	Own
Wheeling, Illinois	35,000	Lease
Aura, Germany	61,000	Lease
Galway, Ireland	11,000	Lease
Juarez, Mexico	101,000	Lease
Manchester, England	10,000	Lease

Total	1,208,500

Item 3. Legal Proceedings

        From time to time, we are involved in legal proceedings in the ordinary course of our business. We are not currently involved in any pending legal proceedings that we believe could have a material adverse effect on our financial position or results of operations. Please see "Government Regulation" above for a description of certain environmental remediation matters which are incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        There is no established public trading market for our common stock. As of the date hereof, there was one stockholder of record of our common stock.

        We do not maintain any equity compensation plans under which our equity securities are authorized for issuance.

        On June 30, 2004, we completed an offering of $175.0 million in aggregate principal amount of 10% senior subordinated notes due 2012, which was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the issuance of the notes were used primarily to finance the Transactions. See Item 1 "Overview" for a description of the Transactions. We sold the notes to Credit Suisse First Boston and Wachovia Capital Markets, LLC (collectively, the "Initial Purchasers") pursuant to Section 4(2) of the Securities Act. The Initial Purchasers subsequently resold the notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons outside the United States under Regulation S under the Securities Act. Our senior secured credit facility and the indenture dated June 30, 2004 pursuant to which we issued $175,000,000 in aggregate principal amount of the notes limit our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" Note 6 to the accompanying consolidated financial statements included in Item 8 of this Form 10-K.

Item 6. Selected Financial Data

        We are a wholly owned subsidiary of Accellent. The following presents our selected historical consolidated financial data or the selected historical consolidated data of our current wholly owned subsidiaries for each of the five full fiscal years in the period ended December 31, 2004. The operating data for each of the four years in the period ended December 31, 2004 and the balance sheet data as of December 31, 2002, 2003 and 2004 were derived from our audited consolidated financial statements. The balance sheet data as of December 31, 2001 and 2000, and the operating data for the year ended December 31, 2000 were derived from our and our parent's unaudited financial statements.

        Our selected historical consolidated financial data reflects the push down of our parent's indebtedness and related interest expense for the periods this debt was outstanding, the Class B-1 and B-2 Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock and related dividends for the periods these securities were outstanding. The Accellent debt pushed down to us is included in our consolidated balance sheets as long-term debt. The Accellent Class B-1 and B-2 and Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock pushed down to us is included in our consolidated balance sheets as redeemable and convertible preferred stock of parent company. Accellent has also raised capital from the sale of common stock, Class A-1 though A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock. The proceeds from the common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock have been advanced to us and reflected in our consolidated balance sheets as additional paid-in capital since we are under no obligation to repay these amounts. Our parent allocates all interests and debt issuance costs to us. Accellent pushes down all dividends declared and paid, including accretive dividends, on the redeemable and convertible preferred stock of parent company which has been pushed down to us. Any costs incurred by Accellent for the benefit of MDMI have been fully allocated to MDMI. Accellent does not incur any common expenses for the benefit of both Accellent and MDMI, therefore, no common expenses are allocated from Accellent to MDMI. Management believes the methods of allocation are reasonable.

        We consummated the MedSource acquisition on June 30, 2004 and, as a result, the assets and liabilities of MedSource are recorded on our balance sheet as of the date of the MedSource acquisition and the results of operations of MedSource for June 30, 2004 are included in our results for that day.

        The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this annual report.

	Twelve Months Ended December 31,
	2000(1)	2001(1)	2002(1)	2003(1)	2004(1)
	(in thousands)
STATEMENT OF OPERATIONS DATA:
Net Sales	$77,965	$137,488	$135,841	$174,223	$320,169
Cost of Sales	54,403	88,974	96,740	121,029	234,396

Gross Profit	23,562	48,514	39,101	53,194	85,773
Selling, General and Administrative Expenses	19,055	27,040	23,548	28,612	45,912
Research and Development Expenses	1,321	2,106	2,380	2,603	2,668
Restructuring and Other Charges(2)	—	—	2,440	1,487	3,600
Impairment of Goodwill and Intangibles(3)	—	—	21,725	—	—
Amortization of Intangibles(3)	8,140	10,067	4,703	4,828	5,539

Income (Loss) from Operations	(4,954)	9,301	(15,695)	15,664	28,054
Other Income (Expense)
Interest Expense, Net	(11,363)	(17,802)	(16,923)	(16,587)	(26,879)
Other(4)	35	(1)	61	(9)	(3,312)

Total Other Expense	(11,328)	(17,803)	(16,862)	(16,596)	(30,191)

Income (Loss) Before Income Taxes	(16,282)	(8,502)	(32,557)	(932)	(2,137)
Income Tax Expense (Benefit)	(5,404)	(1,504)	(5,145)	13,872	3,483

Net Income (Loss)	$(10,878)	$(6,998)	$(27,412)	$(14,804)	$(5,620)
OTHER FINANCIAL DATA:
Cash Flows Provided by (Used in):
Operating Activities	$6,779	$9,362	$14,022	$14,392	$22,231
Investing Activities	(204,916)	(14,163)	(9,446)	(20,370)	(227,376)
Financing Activities	205,349	(439)	(1,517)	3,977	217,071
Capital Expenditures	3,145	6,497	6,218	6,371	13,900
Depreciation and Amortization	11,902	15,455	10,858	11,591	16,152
EBITDA(5)	6,983	24,755	(4,776)	27,246	40,894
Ratio of Earnings to Fixed Charges	—	—	—	—	—
Deficiency of Earnings to Fixed Charges	16,282	8,502	32,557	932	2,137
BALANCE SHEET DATA (at period end):
Cash and Cash Equivalents	$8,058	$2,818	$5,877	$3,974	$16,004
Total Assets	266,350	262,081	235,775	279,135	600,229
Total Debt	140,020	140,189	144,411	136,246	368,052
Redeemable and Convertible Preferred Stock of Parent Company	540	540	540	12,593	30
Stockholder's Equity	91,861	82,072	64,219	56,813	137,461

(1)
Our parent acquired G&D, Inc. d/b/a/ Star Guide, Inc. on July 6, 1999 and Noble-Met, Ltd. on January 11, 2000, and we acquired UTI Pennsylvania on June 1, 2000, American Technical Molding, Inc. on December 22, 2000, Micro-Guide, Inc. on October 31, 2001, Venusa on February 28, 2003 and MedSource on June 30, 2004. All acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in our financial statements at their fair market value and the operating results of the acquired companies are reflected since the date of acquisition.

(2)
During 2002, we implemented two restructuring plans focused on consolidating our U.S. operations. During the second quarter of 2002, we announced the relocation of the majority of operations in our South Plainfield, New Jersey facility to the Collegeville, Pennsylvania facility. A restructuring charge of $0.5 million was recognized that consisted of $0.1 million related to severance and $0.4 million associated with the write-down of assets and other closure costs at the South Plainfield, New Jersey facility.

During the fourth quarter of 2002, we announced the consolidation of our machining capabilities into our Wheeling, Illinois facility and the closing of our Miramar, Florida plant. As a result, we recognized a restructuring charge of $1.4 million consisting of: $0.1 million related to stay-on bonuses earned through December 31, 2002; $0.5 million related to the write-down of assets; and $0.8 million related to lease obligations. In 2003, the relocation was completed and we recognized a restructuring charge of $1.8 million consisting of: $0.5 million related to stay-on and relocation bonuses earned through the relocation date; $0.3 million related to the relocation of equipment and plant clean-up; $0.7 million of other exit costs; and $0.3 million related to excess inventory discarded (included in cost of sales in the consolidated statements of operations).

During the third quarter of 2002, we decided not to proceed with the construction of a new technology center and recognized a loss of $0.5 million related to the write-down of previously capitalized costs.

In connection with the MedSource acquisition, we identified $21.5 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $11.6 million in severance payments, and $9.9 million in lease and other contract termination costs. Severance payments relate to approximately 590 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2006. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

We recognized $3.6 million of restructuring charges and acquisition integration costs during fiscal year 2004, including $1.7 million of severance, facility closure and relocation costs incurred as part of a MedSource manufacturing facility closure plan which existed at the time of the acquisition, and $1.0 million of salary related costs due to the elimination of positions we deemed to be redundant as a result of the MedSource acquisition. In addition to the $2.7 million in restructuring charges incurred during fiscal year 2004, we incurred $0.9 million of costs for the integration of MedSource comprised of outside professional services and salary related cost and incentive compensation earned by members of an integration team.

        The following table summarizes the recorded accruals and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Restructuring and other Charges	$230	$2,210	$2,440
Less: cash payments	(80)	(143)	(223)
Less: non-cash Items	—	(1,262)	(1,262)

Balance as of December 31, 2002	150	805	955
Restructuring charge	471	1,016	1,487
Inventory discarded	—	322	322
Less: cash payments	(613)	(1,559)	(2,172)

Balance as of December 31, 2003	8	584	592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)

Balance as of December 31, 2004	$7,764	$9,913	$17,677

(3)
Effective January 1, 2002, we adopted SFAS No, 142, "Goodwill and Other Intangible Assets." Accordingly, we no longer amortize goodwill. For the year ended December 31, 2001, we amortized $5.4 million of goodwill. As a result of a loss of significant customers during 2002, a goodwill impairment was determined to exist in one of our three reporting units. Accordingly, a goodwill impairment charge of $17.5 million was recognized. In addition, related intangible assets were reduced by $4.2 million to their estimated fair value based on projected cash flow.

(4)
For the year ended December 31, 2004 other income (expense) includes $3.3 million of pre-payment fees associated with the retirement of our old senior subordinated indebtedness and Accellent's senior indebtedness.

(5)
We define EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and amortization. Since EBITDA may not be calculated the same by all companies, this measure may not be comparable to similarly titled measures by other companies. EBITDA is calculated as follows for the periods presented:

	Twelve Months Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Net Loss	$(10,878)	$(6,998)	$(27,412)	$(14,804)	$(5,620)
Interest Expense, net	11,363	17,802	16,923	16,587	26,879
Provision for Income Taxes	(5,404)	(1,504)	(5,145)	13,872	3,483
Depreciation and Amortization	11,902	15,455	10,858	11,591	16,152

EBITDA	$6,983	$24,755	$(4,776)	$27,246	$40,894

EBITDA and the related ratios presented in this annual report on Form 10-K are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income or any other performance measures derived in accordance with GAAP.

We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of high yield issuers, many of which present EBITDA when reporting their results.

We also use financial measures similar to EBITDA, though subject to certain different adjustments, in our senior secured credit facility and the indenture governing the notes to measure our compliance with covenants such as interest coverage and debt incurrence. Measures similar to EBITDA are also widely used by us and others in our industry to evaluate and price potential acquisition candidates. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

  •
  it does not reflect our cash expenditures for capital expenditures;

  •
  it does not reflect changes in, or cash requirements for, our working capital requirements;

  •
  it does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

  •
  although deprecation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect cash requirements for such replacements; and

  •
  other companies, including other companies in our industry, may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally. For more information, see our consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under "Risk Factors." Our actual results may differ materially from those contained in any forward-looking statements.

Overview

        We believe we are the largest provider of outsourced precision manufacturing and engineering services in our target markets of the medical device industry. The following discussion and analysis of our financial condition and results of operations covers periods prior to the Transactions. Accordingly, the discussion and analysis of historical periods do not reflect the significant impact that the Transactions will have on us and our subsidiaries.

        We primarily focus on the leading companies within three large and growing markets within the medical device industry: cardiovascular, endoscopy, and orthopaedic. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Guidant, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and

Zimmer. During 2004, our top 10 customers accounted for approximately 55% of net sales with two customers accounting for greater than 10% of net sales. Boston Scientific and Johnson & Johnson accounted for approximately 20% and 14% of net sales, respectively, in 2004. Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation. Although the transfer schedule has not been finalized, we expect the majority of the transfer to take place during fiscal 2005 with a target completion date during the first half of 2006. The product lines that are expected to be transferred represented approximately $28 million and $35 million of our net sales for 2003 and 2004, respectively. Based on preliminary estimates, we expect net sales from Boston Scientific to decline approximately $10 million in 2005 and an additional $25 million in 2006. While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and the loss will not adversely affect our operating results in 2005 and thereafter. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.

        We primarily generate our net sales domestically. In 2004, $271 million or 85% of our net sales were sold to customers located in the U.S. Since a substantial majority of the leading medical device companies are located in the U.S., we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future.

        We primarily recognize product net sales upon shipment, when title passes to the customer or, if products are shipped on consignment to a particular customer, when the customer uses the product. For services, we recognize net sales at the time the services are rendered.

        Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and the customer's ability to forecast requirements.

        Cost of goods sold includes raw materials, labor and other manufacturing costs associated with the products we sell. Some products incorporate precious metals, such as gold, silver and platinum. Changes in prices for those commodities are generally passed through to our customers. As a result of the acquisition of MedSource, acquired inventories were stepped up in value by $3.4 million which resulted in higher cost of goods sales during our second and third quarters of fiscal year 2004 when this inventory was sold.

        Selling, general and administrative expenses include salaries, sales commissions, and other selling and administrative costs.

        Amortization of intangible assets is primarily related to our acquisitions of G&D, Inc. d/b/a Star Guide, or Star Guide, Noble-Met, Ltd., or Noble Met, UTI Pennsylvania, American Technical Molding, Inc., or ATM, Venusa and MedSource. Interest expense is primarily related to indebtedness incurred to finance our acquisitions.

        Concurrent with the acquisition of MedSource on June 30, 2004, we aligned our management by the three medical device market segments which we serve. As a result of this realignment, we have three operating segments: endoscopy, cardiology and orthopaedic. We have determined that all of our operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

Results of Operations

        The following table sets forth percentages derived from the consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004, presented as a percentage of net sales.

	Twelve Months Ended December 31,
	2002	2003	2004
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	71.2	69.5	73.2
Gross Profit	28.8	30.5	26.8
Selling, General and Administrative Expenses	17.3	16.4	14.4
Research and Development Expenses	1.8	1.5	0.8
Restructuring and Other Charges	1.8	0.9	1.1
Impairment of Goodwill and Intangibles	16.0	—	—
Amortization of Intangibles	3.5	2.8	1.7
Income (Loss) from Operations	(11.6)	9.0	8.8

2004 Compared to 2003

Net Sales

        Net sales for 2004 were $320.2 million, an increase of $146.0 million or 84% compared to net sales of $174.2 million for 2003. The higher net sales were primarily the result of the June 30, 2004 acquisition of MedSource, which increased net sales by $94.9 million, and the inclusion of Venusa for the full year in 2004, which increased net sales by $3.9 million, as well as a $47.2 million increase primarily related to higher unit shipments as we were awarded new products and increases in unit shipments on existing products to customers that serve the endoscopic and cardiovascular markets. Two customers, Boston Scientific and Johnson & Johnson, accounted for 20% and 14% of net sales, respectively, for 2004. One customer, Boston Scientific, accounted for 23% of net sales for 2003.

Gross Profit

        Gross profit for 2004 was $85.8 million as compared to $53.2 million for 2003. The $32.6 million increase in gross profit was primarily due to the acquisition of MedSource and higher unit shipments partially offset by a $5.3 million charge for inventory acquired in the MedSource acquisition, including $3.4 million relating to the step up in value of the acquired inventory and $1.9 million for inventory obsolescence. Excluding the inventory step-up expense, the acquisition of MedSource increased gross profit by $21.2 million.

        Gross margin was 26.8% of net sales for 2004 as compared to 30.5% of net sales for 2003. As a result of the acquisition of MedSource, acquired inventories were stepped up in value by $3.4 million. This step up in inventory reduced gross margin by $3.4 million, or 1.1%, for 2004. Additionally, we incurred a charge for inventory valuation related to certain MedSource facilities of $1.9 million, or 0.6% during 2004. Further, the MedSource gross margins have historically been lower than gross margins attained by us before the acquisition. The lower MedSource gross margins impacted our gross margins during 2004 by $6.3 million, or 2.0%.

Selling, General and Administration Expenses

        SG&A expenses were $46.0 million for 2004 compared to $28.6 million for 2003. The increase in SG&A costs were primarily due to the acquisition of MedSource, which added $11.5 million of SG&A costs during 2004, including $0.6 million increase to bad debt expense for certain acquired MedSource related accounts receivable.

        SG&A expenses were 14.4% of net sales for 2004 versus 16.4% of net sales for 2003. The lower 2004 percentage was driven by sales growth resulting in improved absorption of our SG&A cost structure, and cost savings from the MedSource acquisition. Additionally, in 2003 we incurred $1.6 million of costs associated with executive officer transition.

Research and Development Expenses

        R&D expenses for 2004 were $2.7 million or 0.8% of net sales, compared to $2.6 million or 1.5% of net sales for 2003. The lower 2004 percentage was driven by sales growth in combination with leveraging the R&D cost structure.

Restructuring and Other Charges

        In connection with the MedSource acquisition, we identified $21.5 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $11.6 million in severance payments, and $9.9 million in lease and other contract termination costs. Severance payments relate to approximately 590 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2006. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill in the near term.

        We recognized $3.6 million of restructuring charges and acquisition integration costs during fiscal year 2004, including $1.7 million of severance, facility closure and relocation costs incurred as part of a MedSource manufacturing facility closure plan which existed at the time of the acquisition, and $1.0 million of salary related costs due to the elimination of positions we deemed to be redundant as a result of the MedSource acquisition. In addition to the $2.7 million in restructuring charges incurred during fiscal year 2004, we incurred $0.9 million of costs for the integration of MedSource comprised of outside professional services and salary related cost and incentive compensation earned by members of an integration team.

        The following table summarizes the recorded accruals and activity related to the restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2003	$8	$584	$592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)

Balance as of December 31, 2004	$7,764	$9,913	$17,677

Interest Expense, net

        Interest expense, net increased $10.3 million to $26.9 million for fiscal year 2004 versus $16.6 million for fiscal year 2003 due to the refinancing of our old senior secured credit facility and various senior subordinated indebtedness, which resulted in $4.5 million of accelerated amortization of debt discounts and deferred financing costs during the second quarter of fiscal year 2004, and interest expense on the increased debt incurred to acquire MedSource. Interest expense, net includes interest income of approximately $94,000 and $19,000 for fiscal years 2004 and 2003, respectively.

Other income (expense)

        For the fiscal year 2004, other income (expense) includes $3.3 million of pre-payment fees associated with the retirement of our old senior subordinated indebtedness and Accellent's senior indebtedness.

Income Tax Expense (Benefit)

        Income tax expense was $3.5 million for fiscal year 2004 as compared to $13.9 million for fiscal year 2003. The expense incurred for fiscal year 2004 is primarily due to certain state and foreign taxes which cannot be offset by losses in other jurisdictions, and a provision for deferred taxes related primarily to different book and tax treatment for goodwill. During the fourth quarter of fiscal year 2003, we determined that it is more likely than not that our deferred tax asset will not be realized, and we provided a valuation allowance equal to the full amount of the deferred tax asset.

Amortization

        Amortization was $5.5 million for fiscal year 2004 compared to $4.8 million for fiscal year 2003. The higher amortization was due to the acquisition of MedSource, which added $0.7 million in fiscal year 2004.

Dividends on Redeemable and Convertible Preferred Stock of Parent Company

        In connection with the Transactions, our parent company repurchased $18.8 million of redeemable preferred stock, which had been pushed down to us in accordance with SAB Topic 5J, and at a carrying value on our balance sheet of $12.6 million. We recorded the difference between the repurchase price and our carrying value of $6.2 million as an accretive dividend. In addition, our parent declared and paid a dividend of $2.0 million on these redeemable shares which has also been pushed down to us.

2003 Compared to 2002

Net Sales

        Net sales for 2003 were $174.2 million, an increase of $38.4 million or 28% compared to net sales of $135.8 million for 2002. The higher net sales were primarily the result of the February 28, 2003 acquisition of Venusa which increased 2003 net sales by $36.5 million. Approximately 75% of the net sales of Venusa are from a single customer, which combined with existing sales from this customer, made this our largest customer generating approximately 25% of our total net sales for 2003.

        Assuming the Venusa acquisition occurred on January 1, 2002, net sales from products used in medical markets for 2003 were $148.3 million, an increase of $22.3 million or 17.7% compared to net sales from products used in medical markets of $126.0 million for 2002. The increase was primarily due to the manufacturing ramp-up of several product lines for endoscopic customers. Net sales from products sold into the industrial markets for 2003 were $29.8 million, a decrease of $2.0 million or 6.3% compared to net sales from products sold into the industrial markets of $31.8 million for 2002. The decrease was primarily due to the continued economic slowdown.

Gross Profit

        Gross profit for 2003 was $53.2 million as compared to $39.1 million for 2002. The increase in gross profit was primarily the result of the acquisition of Venusa in 2003 and a $5.0 million charge related to obsolete inventory in 2002.

        Gross margin for 2003 increased to 30.5% from 28.8% in the prior year. The increase was primarily due to the $5.0 million charge in 2002, partially offset by product mix changes in part driven by the acquisition of Venusa. The $5.0 million charge was to reduce inventory to its expected net realizable value. Throughout 2002 and 2003 approximately $3.3 million of the written down inventory was discarded. The inventory charge negatively impacted gross margin for 2002 by 3.7%. The acquisition of Venusa negatively impacted gross margin for 2003 by 0.9%.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for 2003 were $28.6 million compared to $23.5 million in 2002. The increase was primarily due to the acquisition of Venusa and higher selling costs related to planned increases in our net sales and marketing staff. Also included in 2003 was $1.9 million of severance and relocation charges incurred in connection with executive officer transitions, which took place in the third and fourth quarter.

        Selling, general and administrative expenses were 16.4% of net sales in 2003 versus 17.3% of net sales in 2002. The lower percentage in 2003 was driven by strong net sales growth in combination with leveraging the selling, general and administrative cost structure, partially offset by the executive officer transition charges.

Research and Development Expenses

        Research and development expenses for 2003 were $2.6 million or 1.5% of net sales, compared to $2.4 million or 1.8% of net sales in 2002.

Restructuring and Other Charges

        In 2003 we completed the consolidation of machining capabilities into the Wheeling, Illinois facility and the closing of our Miramar, Florida plant and recognized a restructuring charge of $1.8 million, including $0.3 million related to excess inventory included in cost of sales, $0.5 million of employee-related costs and $1.0 million of other exit costs.

        During 2002, we implemented two restructuring plans focused on consolidating our U.S. operations. We relocated the majority of operations in the South Plainfield, New Jersey facility to the Collegeville, Pennsylvania facility. A restructuring charge of $0.5 million was recognized. We announced the consolidation of machining capabilities into the Wheeling, Illinois facility and the closing of our Miramar, Florida plant. A restructuring charge of $1.4 million was recognized. Also in 2002, we decided not to proceed with construction of a new technology center and recognized a loss of $0.5 million related to the write-down of previously capitalized costs. Employee-related costs included in the restructuring charge were $0.2 million and the remaining $2.2 million consisted of other exit costs.

        The following table summarizes the recorded accruals and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Other Exit Costs	Total
Restructuring and other charges	$230	$2,210	$2,440
Less cash payments	(80)	(143)	(223)
Less non cash items	—	(1,262)	(1,262)

Balance as of December 31, 2002	150	805	955
Restructure charge	471	1,016	1,487
Inventory discarded	—	322	322
Less cash payments	(613)	(1,559)	(2,172)

Balance as of December 31, 2003	$8	$584	$592

Impairment of Goodwill and Intangibles

        During the third quarter of fiscal year 2002, one of our reporting units experienced a decline in sales due primarily to the loss of two key customers. Net sales for this reporting unit declined $3.8 million for fiscal year 2002 as compared to fiscal year 2001, with most of this decline occurring during the second half of fiscal year 2002. The annualized amount of sales lost from these two customers was approximately $6.0 million. We had earned high profit margins on the business that was lost, resulting in the elimination of all positive cash flow from this reporting unit. We immediately implemented cost reduction programs to mitigate the impact on cash flow, however, annual cash flow was still expected to drop in excess of $3.0 million per year after the impact of all cost reduction initiatives. The valuation of this reporting unit was based primarily on discounted cash flows, including a five year cash flow projection plus a residual value calculation to value the cash flows beyond the years that are discretely forecast. The reduction in cash flows significantly reduced the value of this reporting unit, and lead to a goodwill impairment charge of $17.5 million and an intangible asset impairment charge of $4.2 million recorded in the fourth quarter of fiscal year 2002.

Amortization

        Amortization in 2003 was $4.8 million compared to $4.7 million in 2002.

Interest Expense, net

        Interest expense, net decreased $0.3 million to $16.6 million for 2003 from $16.9 million for 2002, mainly due to a decrease in outstanding debt. Interest expense, net includes $19,000 and $78,000 of interest income for years 2003 and 2002, respectively.

Income Tax Expense (Benefit)

        Income tax expense was $13.9 million for 2003 as compared to an income tax benefit of $5.1 million for 2002. The expense incurred for 2003 was mainly due to the provision of an allowance against our deferred tax asset. In accordance with SFAS 109, Accounting for Income Taxes, projected future taxable income generally cannot be used as a basis for recovering deferred tax assets if there are cumulative losses during recent years. During the fourth quarter of 2003 we determined that income from our operations would not be sufficient to cover our interest and financing costs. Accordingly, we provided a valuation allowance equal to the full amount of our net deferred tax asset.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash provided by operations and borrowings under our senior secured credit facility, entered into in conjunction with our June 30, 2004 acquisition of MedSource, which included a five-year undrawn $40.0 million revolving credit facility and a six-year $194.0 million term facility. Our senior secured credit facility is described in greater detail below under this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Our principal uses of cash will be to meet debt service requirements, fund working capital requirements and finance capital expenditures and acquisitions. At December 31, 2004, we had $7.3 million of letters of credit outstanding that reduced the amount available under our revolving credit facility to $32.7 million.

        For fiscal year 2004, cash provided by operating activities was $22.2 million compared to $14.4 million for fiscal year 2003. The increase in cash generated from operations is primarily related to the increase in net sales which generated increased cash from operations, and the increase in accrued bonuses and profit sharing of $3.4 million as a result of the increase in operating performance. The bonus and profit sharing accruals will be paid during the first quarter of fiscal year 2005.

        During fiscal year 2004, cash used in investing activities totaled $227.4 million compared to $20.4 million for fiscal year 2003. The increase in cash used in investing activities was attributable to the acquisition of MedSource, for which we paid $205.3 million during fiscal year 2004, and increased capital spending due to the MedSource acquisition.

        During fiscal year 2004, financing activities generated $217.1 million of cash compared to $4.0 million of cash for fiscal year 2003. In conjunction with the June 30, 2004 acquisition of MedSource, the following financing transactions took place:

  •
  The issuance of $369.0 million of indebtedness consisting of a $194.0 million six-year term facility and $175.0 million of 10% senior subordinated notes due July 15, 2012, the terms of which are described in further detail below under this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." We incurred $17.1 million of fees related to the new debt.

  •
  The repayment of all previously outstanding debt, which included our credit facility of $83.5 million, our senior subordinated notes of $21.5 million and Accellent's senior notes of $38.3 million.

  •
  The repayment of all MedSource debt and capital leases totaling $36.1 million.

  •
  The payment by Accellent of $22.2 million of dividends.

  •
  The repurchase by Accellent of $18.8 million of its Class C Redeemable Preferred Stock.

  •
  The issuance by Accellent of 7,568,980 shares of its Class A-8 5% Convertible Preferred stock for approximately $88.0 million, net of $1.8 million of fees.

        Cash provided by operating activities was approximately $14.4 million for the year ended December 31, 2003 compared to approximately $14.0 million for the year ended December 31, 2002. Fiscal year 2003 cash provided by operating activities was primarily related to a net loss of approximately $14.8 million, plus depreciation and amortization of approximately $11.6 million, non-cash interest expense of approximately $7.1 million and deferred income taxes of approximately $12.3 million. Fiscal year 2002 cash provided by operating activities was primarily related to a net loss of approximately $27.4 million, plus depreciation and amortization of approximately $10.9 million, non-cash interest expense of approximately $6.2 million, an impairment charge of approximately $21.7 million, partially offset by a change in deferred income taxes of approximately $5.2 million. In addition, cash was provided by inventory reduction of approximately $3.5 million.

        Cash used in investing activities was approximately $20.4 million for the year ended December 31, 2003 compared to approximately $9.4 million for the year ended December 31, 2002. Fiscal year 2003 cash used in investing activities included approximately $6.4 million associated with capital spending and approximately $14.4 million (net of acquired cash) associated with the acquisition of Venusa. Fiscal year 2002 cash used in investing activities included approximately $6.2 million associated with capital spending and approximately $3.3 million (net of acquired cash) primarily associated with the earn-out related to an acquisition.

        Cash provided by financing activities was approximately $4.0 million for the year ended December 31, 2003 compared to cash used in financing activities of approximately $1.5 million for the year ended December 31, 2002. Fiscal year 2003 cash provided by financing activities was comprised of approximately $18.7 million of capital contributions received from Accellent, our parent, partially offset by approximately $14.1 million of net debt reduction and approximately $0.7 million of deferred financing fees. Fiscal year 2002 cash used in financing activities was comprised of approximately $1.0 million of net debt reduction and approximately $0.5 million of deferred financing fees.

        Capital Expenditures.    We anticipate that we will spend approximately $17.0 to $20.0 million on capital expenditures for fiscal year 2005. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

        Other Expenditures.    In connection with our acquisition of Venusa in February of 2003, we are obligated to pay contingent consideration based on agreed upon earnings targets for fiscal years 2002, 2003 and 2004. As of December 31, 2004, we have $5.8 million included in current liabilities as accrued expenses, other for the final amount due under the Venusa earn-out obligation. We expect to pay the final Venusa earn-out obligation of $5.8 million during fiscal year 2005, including $1.5 million in cash and $4.3 million in stock of Accellent. During the second quarter of fiscal year 2004, we paid $9.6 million of the earn-out obligation in cash, $26.0 million in Class A-7 5% Convertible Preferred Stock of Accellent, and $1.3 million in phantom stock of Accellent.

        Other Long-Term Liabilities.    Other long-term liabilities increased from $13.3 million as of December 31, 2003 to $23.7 million as of December 31, 2004. This increase is primarily due to a $10.9 million increase in long-term restructuring accruals for lease and severance costs related to the planned closure of certain MedSource facilities. Also in connection with the acquisition of MedSource, we increased our long-term environmental accrual by $0.9 million for identified potential clean up obligations of MedSource as described in greater detail in the following paragraph. These increases on other long-term liabilities were partially offset by the payment of long-term accrued interest expense of $4.4 million during fiscal year 2004.

        As of December 31, 2004, we have provided a liability of $4.8 million for environmental clean up matters. The United States Environmental Protection Agency, or EPA, issued an Administrative Consent Order in July 1988 requiring UTI Pennsylvania, our subsidiary, to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI Pennsylvania has implemented and is operating successfully a contamination treatment system approved by the EPA. We expect to incur approximately $0.2 million of ongoing operating costs during fiscal year 2005 relating to the Collegeville remediation effort. Our environmental accrual at December 31, 2004 includes $3.9 million related to Collegeville. We have identified potential additional clean up obligations in connection with our acquisition of MedSource, which we estimate will result in remediation costs up to between $0.8 to $1.1 million, for which we have accrued $0.9 million based on our best estimate of the total remediation costs. Due to the early stage of the MedSource investigation and remediation process, we cannot estimate the timing of the costs to be incurred. We believe that the clean up of these identified environmental matters will not have a material adverse effect upon our liquidity, capital resources, business or consolidated financial position. However, one or more of such environmental matters could have a significant negative impact on our consolidated financial results for a particular reporting period.

        Our ability to make payments on our indebtedness and to fund planned capital expenditures, other expenditures and long-term liabilities, and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity requirements for the next 12 months and the foreseeable future. No assurance can be given, however, that this will be the case.

        Indebtedness.    The following is a description of our material indebtedness as of December 31, 2004:

  10% Senior Subordinated Notes Due 2012

        On June 30, 2004, we issued $175.0 million in aggregate principal amount of 10% senior subordinated notes due 2012. The notes were initially purchased by Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC and were resold to various qualified institutional buyers and non-U.S. persons pursuant to Rule 144A and Regulation S, respectively, under the Securities Act. Interest on the notes is payable semi-annually on January 15 and July 15 of each year, and the notes mature on July 15, 2012. The notes are guaranteed by all of our existing domestic subsidiaries and by all of our future domestic subsidiaries that are not designated by us as unrestricted subsidiaries. The notes are our and the applicable guarantor's senior subordinated unsecured obligations and rank behind our and the applicable guarantors' obligations under the senior secured credit facility and any future senior indebtedness.

        We have the option to redeem the notes, in whole or in part, at any time on or after July 15, 2008, at redemption prices declining from 105% of their principal amount on July 15, 2008 to 100% of their principal amount on or after July 15, 2010, plus accrued and unpaid interest. At any time on or prior to July 15, 2007, we may also redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 110% of their principal amount, plus accrued and unpaid interest, within 90 days of the closing of (a) an underwritten public offering or (b) a private placement (other than to an affiliate) resulting in net cash proceeds of $50.0 million or more, in each case, of our stock or the stock of Accellent to the extent that the cash proceeds of the sale of Accellent's stock are used as a capital contribution to us. Upon a change of control, as defined in the indenture pursuant to which the notes were issued, we are required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest.

        The indenture limits our and our subsidiaries' ability to, among other things:

  •
  pay dividends;

  •
  redeem capital stock and make other restricted payments and investments;

  •
  incur additional debt or issue preferred stock;

  •
  enter into agreements that restrict our subsidiaries from paying dividends or other distributions;

  •
  making loans or otherwise transferring assets to us or to any other subsidiaries;

  •
  create liens on assets;

  •
  engage in transactions with affiliates;

  •
  sell assets, including capital stock of subsidiaries; and

  •
  merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

        The indenture contains customary events of default including, but not limited to:

  •
  failure to pay any installment of interest on the notes as and when the same becomes due and payable;

  •
  failure to pay all or any part of the principal, or premium, if any, on the notes when and as the same becomes due and payable at maturity, redemption, by acceleration or otherwise;

  •
  our failure or the failure by any of our subsidiaries to observe or perform any other covenant or agreement contained in the notes or the indenture;

  •
  the occurrence of certain events of bankruptcy, insolvency or reorganization in respect of us or any of our significant subsidiaries as defined in regulation S-X of the Securities Act;

  •
  the occurrence of a default in our indebtedness or the indebtedness any of our subsidiaries with an aggregate amount outstanding in excess of $15.0 million (a) resulting from the failure to pay principal at maturity or (b) as a result of which the maturity of such Indebtedness has been accelerated prior to its stated maturity;

  •
  the occurrence of any final unsatisfied judgments not covered by insurance aggregating in excess of $15.0 million, at any one time rendered against us or any of our subsidiaries; and

  •
  any guarantee of a guarantor that is a significant subsidiary ceases to be in full force and effect or becomes unenforceable or invalid or is declared null and void (other than in accordance with the terms of the guarantee and the indenture) or any guarantor denies or disaffirms its obligations under its guarantee.

        In August 2004, we filed a registration statement (Registration No. 333-118675) under the Securities Act pursuant to a registration rights agreement entered into in connection with the notes offering. The registration statement was declared effective by the SEC on February 11, 2005, enabling the eligible holders of the notes to exchange their notes for notes registered under the Securities Act. The transaction described in the registration statement, pursuant to which the note holders may exchange their notes for registered notes, is expected to close on March 15, 2005, unless we, in our sole discretion, extend it. We will not receive any proceeds from the transaction.

  Senior Secured Credit Facility

        On June 30, 2004, we entered into a new senior secured credit facility with a syndicate of financial institutions, including Credit Suisse First Boston, acting through its Cayman Islands Branch, as sole lead arranger, sole book runner, collateral agent and administrative agent, and Wachovia Bank, National Association, as syndication agent. The senior secured credit facility provides for aggregate borrowings by us of up to $234.0 million and consists of a six-year $194.0 million term facility and a five-year $40.0 million revolving credit facility. Up to $15.0 million of the revolving credit facility is available as a letter of credit sub-facility and up to $5.0 million as a swingline sub-facility.

        On June 30, 2004, we borrowed $194.0 million under the term facility under the senior secured credit facility. The borrowings under the senior secured credit facility were used to provide a portion of the proceeds required to consummate the Transactions. The revolving credit facility is used for our working capital and general corporate requirements. At December 31, 2004, we had $7.3 million of letters of credit outstanding that reduced the amount available under our revolving credit facility to $32.7 million.

        The senior secured credit facility is fully and unconditionally guaranteed on a joint and several basis by Accellent and by our existing and future, direct and indirect domestic subsidiaries. The senior secured credit facility and guarantees are secured by first priority security interests in, and mortgages on, substantially all of our and our direct and indirect domestic subsidiaries' and Accellent's tangible and intangible assets, including first priority pledges of all the equity interests owned by Accellent in us and owned by us and the guarantors in our existing and future direct and indirect domestic subsidiaries and up to 65% of the equity interests owned by us in our and the guarantors' existing and future first tier foreign subsidiaries.

        Term loan borrowings under the senior secured credit facility generally bear interest, at our option, at either the base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) plus 2.00% or LIBOR plus 3.00%. At December 31, 2004, the interest rate on the term loan borrowings was 5.28%. Revolving loan borrowings under the senior secured credit facility bear interest, at our option, at either the base rate plus a margin or at LIBOR plus a margin. In either case, the margin will vary depending on our leverage ratio, which is the amount of our total consolidated debt (calculated in accordance with the new senior secured credit facility) as of the end of each fiscal quarter divided by our consolidated adjusted EBITDA (as calculated in accordance with the senior secured credit facility) for the four fiscal quarters then ended. The margins vary from 3.50% per annum for LIBOR revolving loans and 2.50% per annum for base rate revolving loans if our leverage ratio is greater than 6.00-to-1, down to 2.50% per annum for LIBOR revolving loans and 1.50% per annum for base rate revolving loans if our leverage ratio is less than 3.50-to-1. We may have several revolving loans outstanding at any time bearing interest at a combination of the base rate and LIBOR rates having interest rate periods from one to 12 months.

        We are permitted to voluntarily prepay principal amounts outstanding or reduce commitments under the senior secured credit facility at any time, in whole or in part, without premium or penalty, upon providing proper notice and subject to minimum amount requirements. In addition, subject to certain exceptions, we are required to prepay outstanding amounts under the senior secured credit facility with a portion of our excess cash flow, the net proceeds of certain asset dispositions, casualty insurance and condemnation recovery events and upon the issuance of certain equity securities or debt.

        The senior secured credit facility contains customary and appropriate affirmative and negative covenants for financings of its type (and subject to negotiated exceptions). The financial covenants include:

  •
  a limitation on capital expenditures;

  •
  a maximum leverage ratio test; and

  •
  a minimum interest coverage and fixed charge coverage ratio test.

        Other covenants, among other things, limit our ability to:

  •
  incur liens or other encumbrances;

  •
  make investments;

  •
  make acquisitions;

  •
  incur additional debt;

  •
  enter into sale leaseback transactions;

  •
  incur certain contingent liabilities;

  •
  make certain restricted junior payments and other similar distributions;

  •
  enter into mergers, consolidations and similar combinations;

  •
  sell assets or engage in similar transfers;

  •
  amend certain material agreements, including the indenture governing the notes; and

  •
  engage in transactions with affiliates.

        The senior secured credit facility contains customary events of default including, but not limited to:

  •
  failure to make payments when due;

  •
  defaults under other material agreements or instruments of indebtedness;

  •
  noncompliance with covenants;

  •
  breaches of representations and warranties;

  •
  bankruptcy events;

  •
  judgments in excess of specified amounts;

  •
  failure of any guaranty or security agreement supporting the senior secured credit facility to be in full force and effect; and

  •
  a change of control (as such term will be defined in the senior secured credit facility).

Off-Balance Sheet Arrangements

        We do not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

        The following table sets forth our long-term contractual obligations as of December 31, 2004 (in thousands).

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility	$193,030	$1,940	$3,880	$3,880	$183,330
Notes	175,000	—	—	—	175,000
Capital leases	22	21	1	—	—
Operating leases	25,059	6,701	7,891	4,020	6,447
Purchase obligations	31,967	31,967	—	—	—
Other long-term obligations(1)	14,386	296	2,068	213	11,809

Total	$439,464	$40,925	$13,840	$8,113	$376,586

(1)
Other long-term obligations include environmental remediation obligations of $4.8 million, accrued severance benefits of $1.8 million, accrued compensation and pension benefits of $4.4 million and deferred income taxes of $3.4 million. Accrued future rental obligations of $9.3 million included in other long-term liabilities on our consolidated balance sheet as of December 31, 2004 are included in our operating leases in the table of contractual obligations.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $0.8 million and $0.3 million at December 31, 2004 and 2003, respectively.

        Allowance for Doubtful Accounts.    We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured.

        Provision for Inventory Valuation.    Inventory purchases and commitments are based upon future demand forecasts. Excess and obsolete inventory are valued at their net realizable value, which may be zero. We periodically experience variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in excess and obsolete inventory valuation charges.

        Valuation of Goodwill.    Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, goodwill is assigned to the reporting unit expected to benefit from the synergies of the combination. We have assigned our goodwill to three reporting units. Goodwill for each reporting unit is subject to an annual impairment test, or more often if impairment indicators arise, using a fair-value-based approach. In assessing the fair value of goodwill, we make projections regarding future cash flow and other estimates, and may utilize third party appraisal services. If these projections or other estimates for one or all of these reporting units change, we may be required to record an impairment charge.

        Valuation of Long-lived Assets.    Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and other estimates, and guidance from third party appraisal services.

        Environmental Reserves.    We accrue for environmental remediation costs when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. Our remediation cost estimates are based on the facts known at the current time including consultation with a third party environmental specialist and external legal counsel. Changes in environmental laws, improvements in remediation technology and discovery of additional information concerning known or new environmental matters could affect our operating results.

        Pension and Other Employee Benefits.    Certain assumptions are used in the calculation of the actuarial valuation of our defined benefit pension plans. These assumptions include the weighted average discount rate, rates of increase in compensation levels and expected long-term rates of return on assets. If actual results are less favorable than those projected by management, additional expense may be required.

        Income Taxes.    We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as goodwill amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our consolidated statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period.

New Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosures require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132 (R) also will require us to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. We adopted SFAS No. 132 (R) on January 1, 2004. The adoption did not have an impact on our consolidated statement of operations, financial position or cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently assessing the impact that SFAS No. 151 will have on our results of operations, financial position or cash flows.

        On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for our first interim period that begins after December 31, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006. Currently, we account for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. We are assessing the implications of this revised standard, which may materially impact our results of operations in the first quarter of fiscal year 2006 and thereafter.

RISK FACTORS

        We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this annual report on Form 10-K, press releases made by us, and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, amount other things, the risks described below.

Risks Related to Our Business

We may not successfully integrate MedSource or any subsequent acquisition target into our business and operations.

        Prior to the consummation of the MedSource acquisition we and MedSource operated as separate entities. We may experience material negative consequences to our business, financial condition or results of operations if we cannot successfully integrate MedSource's operations with ours. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

  •
  demands on management related to the significant increase in the size of the business for which they are responsible;

  •
  diversion of management's attention from the management of daily operations to the integration of operations;

  •
  management of employee relations across facilities;

  •
  difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

  •
  difficulties and unanticipated expenses related to the integration of departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems;

  •
  expenses of any undisclosed or potential liabilities; and

  •
  ability to maintain our customers and MedSource's customers after the acquisition.

        Successful integration of MedSource's operations with ours depends on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and MedSource achieved or might achieve separately.

We will incur significant costs to achieve and may not be able to realize the anticipated savings, synergies or revenue enhancements from the MedSource acquisition.

        Even if we are able to integrate successfully our operations with MedSource's operations, we may not be able to realize the cost savings, synergies or revenue enhancements that we anticipate from the integration, either in the amount or the time frame that we currently expect. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including, but not limited to:

  •
  our ability to effectively eliminate duplicative back office overhead and overlapping and redundant selling, general and administrative functions, rationalize manufacturing capacity and shift production to more economical facilities;

  •
  the anticipated utilization of cash resources on integration and implementation activities to achieve those cost savings, which could be greater than we currently expect and which could offset any such savings and other synergies resulting from the MedSource acquisition;

  •
  increases in other expenses, operating losses or problems unrelated to the MedSource acquisition, which may offset the cost savings and other synergies from the MedSource acquisition or divert resources intended to be used in the integration plan; and

  •
  our ability to avoid labor disruption in connection with the integration.

Because a significant portion of our net sales comes from a few large customers, any decrease in sales to these customers could harm our operating results.

        The medical device industry is concentrated, with relatively few companies accounting for a large percentage of sales in the cardiology, endoscopy and orthopaedic markets that we target. Accordingly, our net sales and profitability are highly dependent on our relationships with a limited number of large medical device companies. Pro forma for the twelve months ended December 31, 2004, our top 15 customers accounted for approximately 65% of our net sales. In particular, Johnson & Johnson and Boston Scientific each accounted for more than 10% of our net sales for the twelve months ended December 31, 2003 and 2004, on a pro forma basis. We are likely to continue to experience a high degree of customer concentration, particularly if there is further consolidation within the medical device industry. We cannot assure you that there will not be a loss or reduction in business from one or more of our major customers. For example, in 2002 we lost a start-up customer as a result of the customer's product not gaining market acceptance. In addition, we cannot assure you that net sales from customers that have accounted for significant net sales in the past, either individually or as a group, will reach or exceed historical levels in any future period. For example, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation in 2005 and the first half of 2006. For a detailed discussion of the Boston Scientific relationship, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview." The loss or a significant reduction of business from any of our major customers would adversely affect our results of operations.

Our substantial leverage and debt service obligations could harm our ability to operate our business, remain in compliance with debt covenants and make payments on our debt, including the notes.

        We are highly leveraged and have significant debt service obligations under the notes and our senior secured credit facility. As of December 31, 2004, we had total debt obligations of $368.1 million, of which approximately $2.0 million is due in one year. For a detailed discussion of our contractual cash obligations and other commercial commitments over the next several years and the senior secured credit facility, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Contractual Obligations" and note 6 to the consolidated financial statements.

        If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our obligations and seek additional equity financing or sell assets. We may be unable to restructure or refinance our obligations and obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, inability to meet our debt service obligations could cause us to default on those obligations. Many of our agreements governing the terms of our debt obligations contain restrictive covenants that limit our ability to take specific actions or require us not to allow specific events to occur and prescribe minimum financial maintenance requirements that we must meet. If we violate those restrictive covenants or fail to meet the minimum financial requirements contained in a lease or debt instrument, we would be in default under that instrument, which could, in turn, result in defaults under other leases and debt instruments. Any such defaults could materially impair our financial condition and liquidity.

The unpredictable product cycles of the medical device manufacturing industry and uncertain demand for our manufacturing, design and engineering capabilities and related services could cause our revenues to fluctuate.

        Our target customer base of medical device companies operates in the medical device manufacturing industry, which is subject to rapid technological changes, short product life-cycles, frequent new product introductions and evolving industry standards, as well as economic cycles. If the market for our manufacturing, design and engineering capabilities does not grow as rapidly as forecasted by industry experts, our revenues could be less than expected. We also face the risk that changes in the medical device industry, for example, cost-cutting measures, changes to manufacturing techniques or production standards, could cause our manufacturing, design and engineering capabilities to lose widespread market acceptance. If our customers' products do not gain market acceptance or suffer because of competing products, unfavorable regulatory actions, alternative treatment methods or cures, product recalls or liability claims, they will no longer have the need for our capabilities and services and we may experience a decline in revenues. For example, the discovery and market acceptance of non-device treatments for specific medical conditions could make the medical devices used to treat those conditions obsolete. Shifts in our customers' market shares may also cause us to experience a decline in revenues. Our customers' markets, which include cardiology, endoscopy and orthopaedic, and our markets are also subject to economic cycles and are likely to experience periods of economic decline in the future. Adverse economic conditions affecting the medical device manufacturing industry, in general, or the market for our manufacturing, design and engineering capabilities and services, in particular, could result in diminished sales, reduced profit margins and a disruption in our business. If our customers do not proceed with the production of devices in development because of their inability to obtain approval for those devices, changing market conditions or other reasons, our revenue could decline and therefore our results could suffer.

Our operating results may fluctuate, which may make it difficult to forecast our future performance.

        Fluctuations in our operating results may cause uncertainty concerning our performance and prospects or may result in our failure to meet expectations. Our operating results have fluctuated in the past and are likely to fluctuate significantly in the future due to a variety of factors, which include, but are not limited to:

  •
  the fixed nature of a substantial percentage of our costs, which results in our operations being particularly sensitive to fluctuations in revenue;

  •
  changes in the relative portion of our revenue represented by our various products, which could result in reductions in our profits if the relative portion of our revenue represented by lower margin products increases;

  •
  introduction and market acceptance of our customers' new products and changes in demand for our customers' existing products;

  •
  the accuracy of our customers' forecasts of future production requirements;

  •
  timing of orders placed by our principal customers that account for a significant portion of our revenues;

  •
  timing of payments by customers;

  •
  price concessions as a result of pressure to compete;

  •
  cancellations by customers as a result of which we may recover only our costs plus our target markup;

  •
  availability of raw materials, including nitinol, elgiloy, tantalum, stainless steel, columbium, zirconium, titanium, gold, silver and platinum;

  •
  increased costs of raw materials, supplies or skilled labor;

  •
  effectiveness in managing our manufacturing processes; and

  •
  changes in competitive and economic conditions generally or in our customers' markets.

        Investors should not rely on results of operations in any past period as an indication of what our results will be for any future period.

Our industry is very competitive; we may face competition from, and we may be unable to compete successfully against, new entrants and established companies with greater resources.

        The medical device industry is very competitive and includes thousands of companies. As more medical device companies seek to outsource more of the design, prototyping and manufacturing of their products, we will face increasing competitive pressures to grow our business in order to maintain our competitive position, and we may encounter competition from and lose customers to other companies with design, technological and manufacturing capabilities similar to ours. Some of our potential competitors have greater name recognition, greater operating revenues, larger customer bases, longer customer relationships and greater financial, technical, personnel and marketing resources than we have. If we are unsuccessful competing with our competitors for our existing and prospective customers' business, we could lose business and our financial results could suffer.

We may not be able to continue to grow our business if the trend by medical device companies to outsource their manufacturing activities does not continue or if our customers decide to manufacture internally products that we currently provide.

        Our design, manufacturing and assembly business has grown as a result of the increase over the past several years in medical device companies outsourcing these activities. We view the increasing use of outsourcing by medical device companies as an important component of our future growth strategy. While industry analysts expect the outsourcing trend to increase, our current and prospective customers continue to evaluate our capabilities against the merits of internal production. For example, recently Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation in 2005 and the first half of 2006. Any substantial slowing of growth rates or decreases in outsourcing by medical device companies could cause our revenue to decline, and we may be limited in our ability or unable to continue to grow our business.

        Also, as part of our growth strategy, we are seeking to accept full supply chain management and manufacturing responsibility for selected product lines from our customers and, in some cases, to acquire the related manufacturing assets from these customers. While we believe that product line transfers and asset acquisitions of this kind are becoming increasingly attractive to our customers, we have only consummated one of these transactions to date. We cannot be sure that opportunities of this nature will be available, especially if the trend toward outsourcing does not continue.

Our business may suffer if we are unable to recruit and retain the experienced engineers and management personnel that we need to compete in the medical device industry.

        Our future success depends upon our ability to attract, retain and motivate highly skilled engineers and management personnel. We may not be successful in attracting new engineers or management personnel or in retaining or motivating our existing personnel, which may lead to increased recruiting, relocation and compensation costs for such personnel. These increased costs may reduce our profit margins or make hiring new engineers impracticable. Some of our manufacturing processes are highly technical in nature. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends on our ability to hire and retain engineers with the skills necessary to keep pace with continuing changes in the medical device industry. Competition for experienced engineers is intense. We compete with other companies in the medical device industry to recruit engineers. Our inability to hire additional qualified personnel may also require an increase in the workload for both existing and new personnel.

        Our future success also depends on the personal efforts and abilities of the principal members of our senior management and engineering staff to provide strategic direction, manage our operations and maintain a cohesive and stable environment. In addition, our successful integration of acquired companies depends in part on our ability to retain senior management of the acquired companies. Although we or our parent have employment agreements with many of the members of our senior management staff, we do not have employment agreements with all of our key personnel, and the employment agreements we do have allow the employees to terminate them upon written notice. In addition, we do not carry key-man life insurance on any of our senior management.

Quality problems with our processes, products and services could harm our reputation for producing high quality products and erode our competitive advantage.

        Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Many of our customers require us to adopt and comply with specific quality standards, and they periodically audit our performance. Our quality certifications are critical to the marketing success of our products and services. If we fail to meet these standards our reputation could be damaged, we could lose customers and our revenue could decline. Aside from specific customer standards, our success depends generally on our ability to manufacture to exact tolerances precision engineered components, subassemblies and finished devices from multiple materials. If our components fail to meet these standards or fail to adapt to evolving standards, our reputation as a manufacturer of high quality components could be harmed, our competitive advantage could be damaged, and we could lose customers and market share.

If we experience decreasing prices for our products and services and we are unable to reduce our expenses, our results of operations will suffer.

        We may experience decreasing prices for the products and services we offer due to:

  •
  pricing pressure experienced by our customers from managed care organizations and other third-party payors;

  •
  increased market power of our customers as the medical device industry consolidates; and

  •
  increased competition among medical engineering and manufacturing services providers.

        If the prices for our products and services decrease and we are unable to reduce our expenses, our results of operations will be adversely affected.

If we do not respond to changes in technology, our manufacturing, design and engineering processes may become obsolete and we may experience reduced sales and lose customers.

        We use highly engineered, proprietary processes and highly sophisticated machining equipment to meet the critical specifications of our customers. Without the timely incorporation of new processes and enhancements, particularly relating to quality standards and cost-effective production, our manufacturing, design and engineering capabilities will likely become outdated, which could cause us to lose customers and result in reduced revenues or profit margins. In addition, new or revised technologies could render our existing technology less competitive or obsolete or could reduce demand for our products and services. It is also possible that finished medical device products introduced by our customers may require fewer of our components or may require components that we lack the capabilities to manufacture or assemble. In addition, we may expend resources on developing new technologies that do not result in commercially viable processes for our business, which could adversely impact our margins and operating results.

Inability to obtain sufficient quantities of raw materials could cause delays in our production.

        Our business depends on a continuous supply of raw materials. Raw materials needed for our business are susceptible to fluctuations in price and availability due to transportation costs, government regulations, price controls, change in economic climate or other unforeseen circumstances. Failure to maintain our supply of raw materials could cause production delays resulting in a loss of customers and a decline in revenue. Due to the supply and demand fundamentals of raw material used by us, we have occasionally experienced extended lead times on purchases and deliveries from our suppliers. Consequently, we have had to adjust our delivery schedule to customers. In addition, fluctuations in the cost of raw materials may increase our expenses and affect our operating results. The principal raw materials used in our business include stainless steel, tantalum, columbium, zirconium, titanium, nitinol, elgiloy, gold, silver and platinum. In particular, tantalum and nitinol are in limited supply. For wire fabrication, we purchase approximately 100% of our stainless steel wire from an independent, third-party supplier. The loss of this supplier could interrupt production and harm our business.

Our international operations are subject to a variety of risks that could adversely affect those operations and thus our profitability and operating results.

        We have substantial international manufacturing operations in Europe and Mexico. We also receive a significant portion of our net sales from international sales, approximately half of which is generated by exports from our facilities in the United States and the other half of which is generated by sales from our international facilities. Although we take measures to minimize risks inherent to our international operations, the following risks may have a negative effect on our profitability and operating results, impair the performance of our foreign operations or otherwise disrupt our business:

  •
  fluctuations in the value of currencies could cause exchange rates to change and impact our profitability;

  •
  changes in labor conditions and difficulties in staffing and managing foreign operations, including labor unions, could lead to delays or disruptions in production or transportation of materials or our finished products;

  •
  greater difficulty in collecting accounts receivable and longer payment cycles, which can be more common in our international operations, could adversely impact our operating results over a particular fiscal period; and

  •
  changes in foreign regulations, export duties, taxation and limitations on imports or exports could increase our operational costs, impose fines or restrictions on our ability to carry on our business or expand our international operations.

We may expand into new markets and products and our expansion may not be successful.

        We may expand into new markets through the development of new product applications based on our existing specialized manufacturing, design and engineering capabilities and services. These efforts could require us to make substantial investments, including significant research, development, engineering and capital expenditures for new, expanded or improved manufacturing facilities which would divert resources from other aspects of our business. Expansion into new markets and products may be costly without resulting in any benefit to us. Specific risks in connection with expanding into new markets include the inability to transfer our quality standards into new products, the failure of customers in new markets to accept our products and price competition in new markets. If we choose to expand into new markets and are unsuccessful, our financial condition could be adversely affected and our business harmed.

We are subject to a variety of environmental laws that could be costly for us to comply with, and we could incur liability if we fail to comply with such laws or if we are responsible for releases of contaminants to the environment.

        Federal, state and local laws impose various environmental controls on the management, handling, generation, manufacturing, transportation, storage, use and disposal of hazardous chemicals and other materials used or generated in the manufacturing of our products. If we fail to comply with any present or future environmental laws, we could be subject to fines, corrective action, other liabilities or the suspension of production. We have in the past paid civil penalties for violations of environmental laws. To date, such matters have not had a material adverse impact on our business or financial condition. We cannot assure you, however, that such matters will not have a material impact on us in the future.

        In addition, conditions relating to our operations may require expenditures for clean-up of releases of hazardous chemicals into the environment. For example, our subsidiary, UTI Corporation, a Pennsylvania corporation, referred to herein as UTI Pennsylvania, has incurred liability for various cleanup matters related to the disposal of regulated wastes at third-party disposal sites, as has MedSource and companies it has acquired, which are now our subsidiaries through the MedSource acquisition. Further, we (including MedSource and its subsidiaries after the MedSource acquisition) have incurred liability with respect to contaminations at our and their current and former properties as a result of operations performed at these facilities. For example, we were required and continue to perform remediation as a result of leaks from underground storage tanks at our Collegeville, Pennsylvania facility. In addition, we may have future liability with respect to contamination at their current or former properties or with respect to third-party disposal sites. Although we do not anticipate that currently pending matters will have a material adverse effect on our results of operations and financial condition, we cannot assure you that these matters or others that arise in the future will not have such an effect.

        Changes in environmental laws may result in costly compliance requirements or otherwise subject us to future liabilities. In addition, to the extent these changes affect our customers and require changes to their devices, our customers could have a reduced need for our products and services, and, as a result, our revenue could suffer.

Our inability to protect our intellectual property could result in a loss of our competitive advantage, and infringement claims by third parties could be costly and distracting to management.

        We rely on a combination of patent, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect our intellectual property. The steps we have taken or will take to protect our proprietary rights may not adequately deter unauthorized disclosure or misappropriation of our intellectual property, technical knowledge, practice or procedures. We may be required to spend significant resources to monitor our intellectual property rights, we may be unable to detect infringement of these rights and we may lose our competitive advantage associated with our intellectual property rights before we do so. Although we do not believe that any of our products, services or processes infringe the intellectual property rights of third parties, we may in the future be notified that we are infringing patent or other intellectual property rights of third parties. In the event of infringement of patent or other intellectual property rights, we may not be able to obtain licenses on commercially reasonable terms, if at all, and we may end up in litigation. The failure to obtain necessary licenses or other rights or the occurrence of litigation arising out of infringement claims could disrupt our business and impair our ability to meet our customers' needs which, in turn, could have a negative effect on our financial condition and results of operations. Infringement claims, even if not substantiated, could result in significant legal and other costs and may be a distraction to management. We also may be subject to significant damages or injunctions against development and sale of our products. In addition, any infringement claims, significant charges or injunctions against our customers' products that incorporate our components may result in our customers not needing or having a reduced need for our capabilities and services.

If we become subject to product liability claims, our earnings and financial condition could suffer.

        The manufacture and sale of products that incorporate components manufactured or assembled by us exposes us to potential product liability claims and product recalls, including those that may arise from misuse or malfunction of, or design flaws in, our components or use of our components with components or systems not manufactured or sold by us. Product liability claims or product recalls with respect to our components or the end-products of our customers into which our components are incorporated, whether or not such problems relate to the products and services we have provided and regardless of their ultimate outcome, could require us to spend significant time and money in litigation or require us to pay significant damages. We may also lose revenue from the sale of components if the commercialization of a product that incorporates our components or subassemblies is limited or ceases as a result of such claims or recalls. For example, two of MedSource's products were subject to recalls in 2001 and 2002. As a result of such product recalls, our customer redesigned the manufacturing process and decided to manufacture the device internally, resulting in lost annual revenues of approximately $5.0 million and $2.0 million, respectively. In addition, certain finished medical devices into which our components were incorporated have been subject to product recalls. Expenditures on litigation or damages, to the extent not covered by insurance, and declines in revenue could impair our earnings and our financial condition. Also, if, as a result of these claims or recalls our reputation is harmed, we could lose customers, which would also negatively affect our business.

        We cannot assure you that we will be able to maintain our existing insurance, which is currently insured at an aggregate level of $20 million per year, or to do so at reasonable cost and on reasonable terms. In addition, if our insurance coverage is not sufficient to cover any costs we may incur or damages we may be required to pay if we are subject to product liability claims or product recalls, we will have to use other resources to satisfy our obligations. In some circumstances, we have agreements in place with our customers governing liability for product liability and recalls. Even where we have agreements with customers that contain provisions attempting to limit our damages, these provisions may not be enforceable or may otherwise fail to protect us from liability.

We and our customers are subject to various political, economic and regulatory changes in the healthcare industry that could force us to modify how we develop and price our components, manufacturing capabilities and services and could harm our business.

        The healthcare industry is highly regulated and is influenced by changing political, economic and regulatory factors. Federal and state legislatures have periodically considered programs to reform or amend the United States healthcare system at both the federal and state levels. Regulations affecting the healthcare industry in general, and the medical device industry in particular, are complex, change frequently and have tended to become more stringent over time. In addition, these regulations may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants, including medical device companies, operate. While we are not aware of any legislation or regulations specifically targeting the medical device industry that are currently pending, any such regulations could impair our ability to operate profitably. In addition, any failure by us to comply with applicable government regulations could also result in the cessation of portions or all of our operations, impositions of fines and restrictions on our ability to carry on or expand our operations.

Consolidation in the healthcare industry could have an adverse effect on our revenues and results of operations.

        Many healthcare industry companies, including medical device companies, are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for medical devices that incorporate components produced by us. If we are forced to reduce our prices because of consolidation in the healthcare industry, our revenues would decrease and our business, financial condition and results of operations would suffer.

Our business is indirectly subject to healthcare industry cost containment measures that could result in reduced sales of medical devices containing our components.

        Our customers and the healthcare providers to whom our customers supply medical devices rely on third-party payors, including government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which medical devices that incorporate components manufactured or assembled by us are used. The continuing efforts of government, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors. If that were to occur, sales of finished medical devices that include our components may decline significantly, and our customers may reduce or eliminate purchases of our components. The cost containment measures that healthcare providers are instituting, both in the United States and internationally, could harm our ability to operate profitably. For example, managed care organizations have successfully negotiated volume discounts for pharmaceuticals. While this type of discount pricing does not currently exist for medical devices, if managed care or other organizations were able to affect discount pricing for devices, it may result in lower prices to our customers from their customers and, in turn, reduce the amounts we can charge our customers for our design and manufacturing services.

Accidents at one of our facilities could delay production and could subject us to claims for damages.

        Our business involves complex manufacturing processes and hazardous materials that can be dangerous to our employees. We employ safety procedures in the design and operation of our facilities; however, there is a risk that an accident or death could occur in one of our facilities. Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any such significant delays, disruptions or claims. The potential liability resulting from any accident or death, to the extent not covered by insurance, would require us to use other resources to satisfy our obligations and could cause our business to suffer.

A substantial amount of our assets represents goodwill, and our net income will be reduced if our goodwill becomes impaired.

        As of December 31, 2004, goodwill, net represented approximately $289.5 million, or 48.2%, of our total assets. Goodwill is generated in our acquisitions when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. We could be required to recognize reductions in our net income caused by the write-down of goodwill, if significantly impaired, could materially and adversely affect our results of operations.

Our inability to access additional capital could have a negative impact on our growth strategy.

        Our growth strategy will require additional capital for, among other purposes, completing acquisitions, managing acquired companies, acquiring new equipment and maintaining the condition of existing equipment. If cash generated internally is insufficient to fund capital requirements, or if funds are not available under our senior secured credit facility, we will require additional debt or equity financing. Adequate financing may not be available or, if available, may not be available on terms satisfactory to us. If we fail to obtain sufficient additional capital in the future, we could be forced to curtail our growth strategy by reducing or delaying capital expenditures and acquisitions, selling assets or restructuring or refinancing our indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our industrial operations are highly cyclical and, as a percentage of our total net sales, continue to decline.

        We have established customer relationships with companies outside of the medical device market, pursuant to which these customers incorporate our products and services into their products such as high density discharge lamps, fiber optics, motion sensors and power generators. For the twelve months ended December 31, 2004, on a pro forma basis, our industrial operations accounted for approximately 8.5% of our net sales. Historically, net sales from these operations have been highly cyclical. We believe volatility in this area of our operations is due in part to lower sales to customers servicing the electronics, power generation, telecommunication, aerospace and industrial markets due to the economic downturn. Accordingly, we cannot predict when volatility will occur and how severely it will impact our results of operations.

We face risks associated with the implementation of our new Enterprise Resource Planning System.

        We are in the process of installing a third-party enterprise resource planning system, or ERP, across our facilities, which will enable the sharing of customer, supplier and engineering data across our company. The installation and integration of the ERP may divert the attention of our information technology professionals and certain members of management from the management of daily operations to the integration of the ERP. Further, we may experience unanticipated delays in the implementation of the ERP, difficulties in the integration of the ERP across our facilities or interruptions in service due to failures of the ERP. Continuing and uninterrupted performance of our ERP system is critical to the success of our business strategy. Any damage or failure that interrupts or delays operations may dissatisfy customers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

        We license the ERP software from a third party. If these licenses are discontinued, or become invalid or unenforceable, there can be no assurance that we will be able to develop substitutes for this software independently or to obtain alternative sources at acceptable prices or in a timely manner. Any delays in obtaining or developing substitutes for licensed software could have a material adverse effect on our operations.

As we rationalize manufacturing capacity and shift production to more economical facilities, our customers may choose to reallocate their outsource requirements among our competitors or perform such functions internally.

        As we integrate MedSource's operations and rationalize manufacturing capability and shift production to more economical facilities, our customers may evaluate their outsourcing requirements and decide to use the services of our competitors or move design and production work back to their own internal facilities. For some customers, geographic proximity to the outsourced design or manufacturing facility may be an important consideration and our reallocation may cause them to no longer use our services for future work. If our customers reallocate work among outsourcing vendors or complete design or production in their own facilities, we would lose business, which could impair our growth and operating results. Further, unanticipated delays or difficulties in facility consolidation and rationalization of our current and future facilities could cause interruptions in our services which could damage our reputation and relationships with our customers and could result in a loss of customers and market share.

We depend on our senior management.

        Our success depends upon the retention of our senior management, including Ron Sparks, Accellent's and our President and Chief Executive Officer. We cannot assure you that we would be able to find qualified replacements for the individuals who make up our senior management if their services were no longer available. The loss of services of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations. Accellent has entered into employment agreements with Ron Sparks, Stewart A. Fisher, its and our Chief Financial Officer, Executive Vice President, Treasurer and Secretary, Gary D. Curtis, its and our Executive Vice President, Sales and Marketing, George R. Trutza, its and our Executive Vice President, General Manager Endoscopy Division and Daniel C. Croteau, its and our Executive Vice President, General Manager Orthopaedic Division. We have entered into an employment agreement with Jeffrey M. Farina, who currently serves as Accellent's Executive Vice President of Technology and Chief Technology Officer. We do not currently maintain key-man life insurance for any of our employees.

We depend on outside suppliers and subcontractors, and our production and reputation could be harmed if they are unable to meet our volume and quality requirements and alternative sources are not available.

        Our current capabilities do not include all elements that are required to satisfy all of our customers' requirements. As we position ourselves to provide our customers with a single source solution, we may rely increasingly on third-party suppliers, subcontractors and other outside sources for components or services. Manufacturing problems may occur with these third parties. A supplier may fail to develop and supply products and components to us on a timely basis, or may supply us with products and components that do not meet our quality, quantity or cost requirements. If any of these problems occur, we may be unable to obtain substitute sources of these products and components on a timely basis or on terms acceptable to us, which could harm our ability to manufacture our own products and components profitably or on time. In addition, if the processes that our suppliers use to manufacture products and components are proprietary, we may be unable to obtain comparable components from alternative suppliers.

If we are not successful in making acquisitions we may be unable to expand our business and remain competitive.

        An important element of our strategy is to make selective acquisitions of component manufacturers and suppliers that complement our core capabilities. If we cannot identify and acquire on acceptable terms companies that complement or enhance our capabilities and service offerings we may be unable to grow our business or remain competitive with companies in our industry that are able to provide more complete outsourcing capabilities and services to medical device companies. We may also incur expenses associated with identifying suitable targets. In addition, if we incur costs associated with incomplete acquisitions, including legal and accounting fees, or are required to pay higher prices for acquired companies because of competition, this will result in a diversion of resources from other facets of our business.

Risks Related to the Notes and Our Structure

Our ability to generate the cash needed to service our lease and debt obligations depends on certain factors beyond our control.

        The future success of our operations will, in large part, dictate our ability to make scheduled payments on, and satisfy our obligations under, our leases and debt, including our debt incurred under our senior secured credit facility and the notes. Our future operating performance will be affected by general economic, competitive, market, business and other conditions, many of which are beyond our control. To the extent we are not able to meet our obligations under our leases and debt, we will be required to restructure or refinance them, seek additional equity financing or sell assets. We may not be able to restructure or refinance our leases or debt, obtain additional financing or sell assets on satisfactory terms or at all.

Your right to receive payments on the notes and guarantees of those notes are subordinated to our senior secured credit facility.

        Payment on the notes is subordinated in right of payment to our senior secured credit facility and any future senior indebtedness we may incur. Payment on the guarantee of each subsidiary guarantor of the notes is subordinated in right of payment to that subsidiary guarantor's senior indebtedness, including its guarantee of our senior secured credit facility. Upon any distribution to our creditors or the creditors of the guarantors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of our senior indebtedness, including the new senior secured credit facility, are entitled to be paid in full before any payment may be made on the notes or the subsidiary guarantees, as the case may be. In these cases, we or a subsidiary guarantor, as the case may be, may not have sufficient funds to pay all of our creditors, and holders of the notes may receive less, ratably, than the holders of senior indebtedness and, due to the turnover provisions in the indenture, less ratably than the holders of unsubordinated obligations, including trade payables.

        As of December 31, 2004, the notes and the related guarantees were subordinated to approximately $193.0 million of outstanding indebtedness under our senior secured credit facility, and could become subordinated to up to an additional $40.0 million of senior secured indebtedness available to us under our revolving credit facility at such time that it is drawn. The indenture for the notes and our senior secured credit facility permits us, subject to specified limitations, to incur additional indebtedness, some or all of which may be senior secured indebtedness that would rank senior to the notes and the subsidiary guarantees.

The indenture for the notes and our senior secured credit facility impose significant operating and financial restrictions which may limit our ability to operate our business.

        The indenture for the notes and our senior secured credit facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things:

  •
  incur additional indebtedness;

  •
  make distributions or make certain other restricted payments;

  •
  incur liens;

  •
  pay dividends and other payment restrictions affecting our subsidiaries;

  •
  sell certain assets or merge with or into other companies; and

  •
  enter into transactions with affiliates.

        These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, our senior secured credit facility requires us to maintain specified financial ratios and to satisfy certain financial covenants. We may be required to take action to reduce our indebtedness or act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants. Events beyond our control, including changes in economic and business conditions in the markets in which we operate, may affect our ability to do so. We may not be able to meet these ratios or satisfy these covenants and we cannot assure you that our lenders will waive any failure to do so. A breach of any of the covenants in, or our inability to maintain the required financial ratios under, our senior secured credit facility would prevent us from borrowing additional money under the facility and could result in a default under it. If a default occurs under any of our senior indebtedness, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against substantially all of our assets, which would serve as collateral securing the indebtedness. Moreover, if the lenders under a facility or other agreement in default were to accelerate the indebtedness outstanding under that facility, it could result in a default under other indebtedness. If all or any part of our indebtedness were to be accelerated, we may not have or be able to obtain sufficient funds to repay it. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We are structured as a holding company and conduct our operations through our subsidiaries and may be limited in our ability to access funds from these subsidiaries to service our debt, including the notes.

        We are structured as a holding company and conduct all of our operations through our subsidiaries. Our only significant asset is the capital stock of our operating subsidiaries. Consequently, our cash flow and ability to service our debt obligations depend on the earnings of our operating subsidiaries and the distribution of those earnings to us, or upon loans, advances or other payments made by our subsidiaries to us. The ability of our subsidiaries to pay dividends or make other payments or advances to us depends upon their operating results and are subject to applicable laws and contractual restrictions, including those contained in our new senior secured credit facility. If the earnings of our operating subsidiaries are not adequate for us to service our debt obligations, we may default on our debt obligations and our business could be materially harmed. Our subsidiaries do not have any obligation to pay amounts due on the notes or to make funds available to us for these payments, unless they are guarantors of the notes.

We may incur additional indebtedness ranking equal to the notes or the guarantees.

        The indenture permits us to issue additional indebtedness on an equal and ratable basis with the notes, subject to satisfaction of a debt incurrence covenant. If we or a guarantor incur any additional indebtedness that is on an equal and ratable basis with the notes, the holders of that debt are entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any foreclosure upon our collateral or our insolvency, liquidation, reorganization, dissolution or other winding-up. This may have the effect of reducing the amount of proceeds paid to you.

Fraudulent transfer statutes may limit your rights as a holder of the notes.

        Federal and state fraudulent transfer laws permit a court, if it makes certain findings, to:

  •
  avoid all or a portion of our obligations to holders of the notes;

  •
  subordinate our obligations to holders of the notes to our other existing and future indebtedness, entitling other creditors to be paid in full before any payment is made on the notes; and

  •
  take other action detrimental to holders of the notes.

In that event, we cannot assure you that you would ever be repaid.

        Under federal and state fraudulent transfer laws, in order to take any of those actions, courts will typically need to find that, at the time the notes were issued, we:

(1)
issued the notes with the intent of hindering, delaying or defrauding current or future creditors; or

(2)
received less than fair consideration or reasonably equivalent value for incurring the indebtedness represented by the notes; and

(a)
were insolvent or were rendered insolvent by reason of the issuance of the notes;

(b)
were engaged, or were about to engage, in a business or transaction for which our assets were unreasonably small; or

(c)
intended to incur, or believed or should have believed we would incur, debts beyond our ability to pay as such debts mature.

        Many of the foregoing terms are defined in or interpreted under those fraudulent transfer statutes. To the extent that proceeds of the notes offering are used, in part, to make payments to our stockholders, a court could find that we did not receive fair consideration or reasonably equivalent value for the incurrence of the debt represented by the notes.

        Jurisdictions define "insolvency" differently. However, we generally would be considered insolvent at the time we issued the notes if (1) our liabilities exceeded our assets, at a fair valuation, or (2) the present saleable value of our assets is less than the amount required to pay our total existing debts and liabilities (including the probable liability related to contingent liabilities) as they become absolute or matured. We cannot assure you as to what standard a court would apply in order to determine whether we were "insolvent" as of the date the notes were issued, and we cannot assure you that, regardless of the method of valuation, a court would not determine that we were insolvent on that date. Nor can we assure you that a court would not determine, regardless of whether we were insolvent on the date the notes were issued, that the payments constituted fraudulent transfers on another ground.

        Our obligations under the notes are guaranteed by all of our existing domestic subsidiaries and by all our future domestic subsidiaries, and the guarantees may also be subject to review under various laws for the protection of creditors. It is possible that creditors of the guarantors may challenge the guarantees as a fraudulent transfer or conveyance. The analysis set forth above would generally apply, except that the guarantees could also be subject to the claim that, because the guarantees were incurred for our benefit, and only indirectly for the benefit of the guarantors, the obligations of the guarantors thereunder were incurred for less than reasonably equivalent value or fair consideration. A court could void a guarantor's obligation under its guarantee or the liens securing its guarantee, subordinate the guarantee to the other indebtedness of a guarantor, direct that holders of the notes return any amounts paid under a guarantee to the relevant guarantor or to a fund for the benefit of its creditors, or take other action detrimental to the holders of the notes. In addition, the liability of each guarantor under the indenture will be limited to the amount that will result in its guarantee not constituting a fraudulent conveyance or improper corporate distribution, and there can be no assurance as to what standard a court would apply in making a determination as to what would be the maximum liability of each guarantor.

If we redeem all or part of your notes, you may not be able to achieve your expected return on investment and if we only redeem a portion of the notes the trading market for the notes may become more limited.

        We may redeem the notes, in whole or in part, on or after July 15, 2008, at the redemption prices set forth in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." In addition, on or prior to July 15, 2007, we may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more qualified equity offerings. If we redeem your notes, you may not obtain your expected return on your investment in the notes because you may not be able to reinvest the proceeds from a redemption in an investment that results in a comparable return. To the extent that notes are traded, prices for the notes may fluctuate greatly depending on the trading volume and the balance between buy and sell orders. In addition, quotations for securities that are not widely traded, such as the notes, may differ from actual trading prices and should be viewed as approximations. To the extent that notes are partially redeemed by us, the trading market for the notes may become more limited. A debt security with a smaller outstanding principal amount available for trading (a smaller "float") may command a lower price than would a comparable debt security with a greater float. Therefore, the market price for notes not redeemed may be affected adversely by the reduced float. The reduced float may also tend to make the trading price more volatile. The extent of the public market for the notes following a redemption will depend upon, among other things, the remaining outstanding principal amount of notes after the redemption, the number of holders of such notes remaining at such time and the interest in maintaining a market in the notes on the part of securities firms and other factors.

We may be unable to purchase the notes upon a change of control.

        Upon the occurrence of "change of control" as defined in the indenture governing the notes, holders of the notes may require us to purchase the notes at 101% of their principal amount, plus accrued and unpaid interest plus liquidated damages, if any. We cannot assure you that we will have the financial resources to purchase the notes, particularly as that change of control event may trigger a similar repurchase requirement for, or result in the acceleration of, other indebtedness. In addition, our senior secured credit facility provides that certain change of control events, including any event constituting a change of control under the indenture governing the notes, constitutes a default and could result in the acceleration of our indebtedness under the senior secured credit facility. Because we will be required to repay in full our senior secured credit facility before repaying the amounts outstanding under the notes, you may not be repaid in full upon a change of control.

We cannot assure you that an active trading market will develop for the notes.

        While the notes are expected to be eligible for trading in The PORTAL Market, a screen-based automated market for trading securities for qualified institutional buyers, there is no public market for the notes. The initial purchasers have informed us that they intend to make a market in the notes, but they may cease their market-making activities at any time. We do not know if an active market will develop for the notes, or if developed, will continue. If an active market is not developed or maintained, the market price and the liquidity of the notes may be adversely affected.

        In addition, changes in the overall market for debt securities, changes in our prospects or financial performance or in the prospects for companies in our industry generally could have a material adverse effect on the liquidity of the trading market in the notes and the market price quoted for the notes. If an active market for the notes fails to develop or be sustained, the trading price could fall. If an active trading market were to develop, they could trade at prices that may be lower than the initial offering price. Whether or not they could trade at lower prices depends on a number of factors, including, but not limited to:

  •
  prevailing interest rates;

  •
  the markets for similar securities;

  •
  general economic conditions; and

  •
  our financial condition, historical financial performance and future prospects.

We are controlled by stockholders whose interests may differ from your interests.

        All of our outstanding shares of common stock are held by Accellent. KRG/CMS L.P. and DLJ Merchant Banking Partners III, L.P. and related funds collectively beneficially own approximately 73% of the voting power of Accellent. Accellent also entered into an Amended and Restated Shareholders' Agreement with certain of its stockholders, including KRG/CMS L.P. and the DLJ Merchant Banking Buyers. Under the agreement, KRG/CMS L.P. currently has the right to nominate five directors to Accellent's board of directors and the DLJ Merchant Banking Buyers have the right to nominate three directors to such board. In addition, through a management services agreement, KRG Capital Partners, LLC, or KRG, which is the general partner of the general partner of KRG/CMS L.P., provides advisory services to Accellent and is compensated for the completion of acquisitions by us. In connection with the equity investment in Accellent by the DLJ Merchant Banking Buyers, Accellent entered into a similar agreement with DLJ Merchant Banking III, Inc., an affiliate of the DLJ Merchant Banking Buyers. These relationships create the potential for conflicts of interest in circumstances where Accellent's and our interests and the interests of KRG, KRG/CMS L.P., DLJ Merchant Banking III, Inc. and the DLJ Merchant Banking Buyers are not aligned. For as long as KRG and DLJ Merchant Banking III, Inc. provide advisory services and KRG/CMS L.P. and the DLJ Merchant Banking Buyers continue to own shares of Accellent's voting stock representing in the aggregate more than 50% of the combined voting power of all the outstanding voting stock of Accellent, they will be able to determine the outcome of all matters submitted to a vote of Accellent's stockholders, including matters involving mergers or other business combinations, the acquisition or disposition of assets, and the incurrence of indebtedness, any of which could have an impact on our business or operations. KRG/CMS L.P. and the DLJ Merchant Banking Buyers will also have the power to prevent or cause a change in control, and could take other actions that might be desirable to KRG/CMS L.P. and the DLJ Merchant Banking Buyers but not to other interested parties or to holders of our notes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

        We are subject to market risk associated with change in interest rates and foreign currency exchange rates.

Interest Rate Risk

        We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility. Based on the outstanding balance at December 31, 2004, a hypothetical 10% change in rates under the senior secured credit facility would result in a change to our annual interest expense of approximately $1.0 million.

Foreign Currency Risk

        We operate some facilities in foreign countries. At December 31, 2004, approximately $7.2 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the market risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

Item 8. Consolidated Financial Statements and Supplementary Data

        Our consolidated financial statements and related notes and report of our independent registered public accounting firm are included beginning on page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

        Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Under the direct supervision of senior management, the Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective with respect to us for our fiscal years ending on and after December 31, 2006. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company's overall control environment. We are currently in the process of documenting and evaluating these controls. As a result of this process, enhancements to the Company's internal controls over financial reporting have been or are being implemented. To date, we have not identified any material weaknesses in our internal control as defined by the Public Company Accounting Oversight Board. However, since our evaluation is not yet complete, we can provide no assurance as to our conclusion as of December 31, 2006 with respect to the design and effectiveness of the Company's internal controls over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers

        Shown below are the names, ages and positions of our and Accellent's executive officers and directors as of March 1, 2005. There are no family relationships between any of the persons listed below:qs

Name	Age	Position
Ron Sparks	49	President, Chief Executive Officer and Director
Stewart A. Fisher	43	Chief Financial Officer, Executive Vice President*, Treasurer and Secretary
Gary D. Curtis	49	Executive Vice President, Sales and Marketing*
Jeffrey M. Farina	48	Executive Vice President of Technology and Chief Technology Officer*
George R. Trutza	48	Executive Vice President, General Manager, Endoscopy Division*
Daniel C. Croteau	39	Executive Vice President, General Manager, Orthopaedic Division
Bruce L. Rogers(1)	42	Chairman of the Board*, Vice President, Assistant Secretary and Director
H. Stephen Cookston(1)	57	Director
Avinash A. Kenkare(2)	43	Director
William Landman(1)	52	Director
Larry G. Pickering(2)	62	Director
Eric M. Pollock(1)	42	Director
Daniel J. Pulver(2)	36	Director
T. Quinn Spitzer, Jr.(1)	55	Director

*
Denotes positions held only with Accellent.

(1)
KRG/CMS L.P. appointee.

(2)
DLJ Merchant Banking Buyers appointee.

        Ron Sparks has served as our and Accellent's President, Chief Executive Officer and Director since September, 2003. Prior to joining us, Mr. Sparks most recently served from 1998 to 2003 as President of Smith & Nephew, Inc., Endoscopy Division, a subsidiary of Smith & Nephew plc, which is in the principal business of design, manufacture and sales of endoscopic medical devices to healthcare professionals. Prior to that appointment, he served from 1995 to 1998 as President of the Wound Management Division, which is in the principal business of design, manufacture and sales of advanced wound care products to healthcare professionals. In addition, he was a member of the Group Executive Committee of Smith & Nephew plc, having been appointed in 1999. Mr. Sparks is a graduate of the University of Massachusetts and INSEAD in Fountainebleau, France.

        Stewart A. Fisher has served as Accellent's Chief Financial Officer, Executive Vice President, Treasurer and Secretary and as our Chief Financial Officer, Vice President, Treasurer and Secretary since October, 2001. Prior to joining us, Mr. Fisher was Chief Financial Officer and Vice President of GenTek, Inc., a global manufacturer of telecommunications equipment and other industrial products from April 2000 to September 2001. Mr. Fisher was Chief Financial Officer and Vice President of The General Chemical Group, a predecessor company to GenTek, Inc., from April 1999 to March 2000. GenTek, Inc. filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code on October 11, 2002, more than one year after Mr. Fisher resigned from GenTek, Inc. to join us. Earlier in his career, Mr. Fisher was a Manager of Corporate Finance and Capital Markets in the Treasurer's

Office of General Motors Corporation. Mr. Fisher holds a B.S. degree in accounting, summa cum laude, from Lehigh University and an M.B.A. with distinction from the Wharton School of the University of Pennsylvania.

        Gary D. Curtis has served as Accellent's Executive Vice President, Sales and Marketing since April 2003. Prior to joining Accellent, Mr. Curtis served at US Surgical/Tyco Healthcare, a medical device manufacturer, as Vice President of Sales Operations from January 1999 to January 2001 and then as Vice President of Distribution Sales from January 2001 to November 2002. Mr. Curtis has a B.S. in Marketing from Millikin University.

        Jeffrey M. Farina has served as Accellent's Executive Vice President of Technology and Chief Technology Officer since June 2004, and from June 2000 to June 2004 Accellent's the Vice President of Engineering. Mr. Farina joined UTI Pennsylvania in 1989, serving as a Project Manager and Engineering Manager in its Uniform Tubes division and then as its Vice President of Engineering. Mr. Farina has B.S. and M.S. degrees in mechanical engineering from Drexel University.

        George R. Trutza has served as Accellent's Executive Vice President, General Manager, Endoscopy Division since July 2004. Prior to this appointment, Mr. Trutza served as President and CEO of Surgicon, Inc., a venture capital backed surgical device start-up company, from July 2001 to January 2004. Prior to Surgicon, Mr. Trutza served at US Surgical/Tyco HealthCare, a medical device manufacturer, as President of their Medical Surgical Division from August 1999 to July 2001, as Vice President of Core Technologies from October 1998 to August 1999, and held various positions in sales and marketing from March 1988 to October 1998. Mr. Trutza holds a B.S./B.A. in Marketing and International Business from Ohio State University.

        Daniel C. Croteau has served as Accellent's Executive Vice President, General Manager, Orthopaedic Division since July 2004. Prior to the MedSource acquisition in June 2004, Mr. Croteau served as MedSource's Senior Vice President of Corporate Development with responsibility for sales and marketing, mergers and acquisitions, and strategic planning. Prior to joining MedSource, Mr. Croteau served at Booz Allen & Hamilton, a strategy consulting firm in Sydney, Australia from 1997 to 1999. Previously, Mr. Croteau worked with General Electric Corporation and two start-up companies in various technical marketing, sales, business development and general management roles. Mr. Croteau has a B.S. in Mechanical Engineering from the University of Vermont and an M.B.A. from Harvard Business School.

        Bruce L. Rogers has served as Accellent's Chairman of the Board since October 2003, and as our and Accellent's (including MDMI Holdings, Inc.) Director, Vice President and Assistant Secretary since July 1999. Mr. Rogers is a Co-Founder and has been a Managing Director of KRG since its inception in 1996.

        H. Stephen Cookston has served as a Director on our or our predecessor's board since September 1999. Since 1987, Mr. Cookston has served as Chief Executive Officer of Hemaedics, Inc., a private medical device and design company.

        Avinash A. Kenkare has served as a Director on our and Accellent's board since June 2004 and has served as a Principal of DLJ Merchant Banking since July 2001 and in various other capacities with DLJ Merchant Banking and Donaldson, Lufkin & Jenrette, Inc. since 1998.

        William Landman has served as a Director on our and Accellent's board since December 2002. Mr. Landman also serves as a Principal and Chief Investment Officer of CMS Companies, a Philadelphia-based private investment company, a position he has held since 1986. Mr. Landman serves on the board of Russ Berrie & Company, Inc.

        Larry G. Pickering has served as a Director on our and Accellent's board since June 2004 and has served as the Chairman of Global Health Care Partners at Credit Suisse First Boston's Alternative

Capital Division since March 2004. Mr. Pickering served as the Corporate Vice President Business Development, Chairman for Johnson & Johnson Development Corp. from 2001 to March 2004 and served as President of Johnson & Johnson Development Corp from 1998 to 2000. Mr. Pickering serves on the board of Point Therapeutics.

        Eric M. Pollock has served as Director on our or our predecessor's board since July 1999. In addition, Mr. Pollock served as our or our predecessor's Chairman of the Board from July 1999 to December 2001, as our predecessor's President and Chief Executive Officer from July 1999 through May 2000. Mr. Pollock has served as a Partner of Miner Street Partners LLC, a private equity investment firm, since 2001. From 1989 until he joined our company, Mr. Pollock served as Vice President of Star Guide Corp., a medical device component and assembly company which our parent acquired in July 1999. Mr. Pollock, jointly with KRG Capital, formulated the original investment strategy of our parent in the medical device industry.

        Daniel J. Pulver has served as a Director on our and Accellent's board since June 2004 and has served as a Principal of DLJ Merchant Banking since Credit Suisse First Boston's merger with Donaldson Lufkin & Jenrette in November 2000, and as Vice President of DLJ Merchant Banking from 1998. Mr. Pulver serves on the board of BioPartners S.A., Nextpharma S.A. and CommVault Systems, Inc.

        T. Quinn Spitzer, Jr.    has served as a Director on our and Accellent's board since January 2001. Since 1999, Mr. Spitzer has served as Partner of McHugh Consulting, a management consulting firm specializing in business strategy and complexity management. Mr. Spitzer serves on the board of MacDermid Incorporated.

Section 16(a) Beneficial Ownership Reporting Compliance

        None of our directors, executive officers or any beneficial owner of more than 10% of our equity securities is required to file reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to their relationship with us because we do not have any equity securities registered pursuant to Section 12 of the Exchange Act.

Composition of Our Board of Directors and its Committees

        Our directors are elected annually to serve during the ensuing year or until their respective successors are duly elected and qualified. Under Accellent's amended and restated shareholders' agreement with certain of its stockholders, including KRG/CMS L.P. and the DLJ Merchant Banking Buyers, Accellent's board of directors is comprised of nine directors: five of which are nominated by KRG/CMS L.P. and three of which are nominated by the DLJ Merchant Banking Buyers. The ninth director nominee at each annual meeting is Accellent's chief executive officer. Pursuant to the amended and restated shareholders' agreement, our board of directors mirrors Accellent's board of directors and, to the extent that our board of directors has established committees, the composition of our board of director's committees mirrors Accellent's board of director's equivalent committee. The directors and executive officers table provided above shows information regarding the individuals serving as our directors pursuant to the amended and restated shareholders' agreement.

        Our board of directors has established an audit committee and a compensation committee. Our audit committee is comprised of Messrs. Landman, Spitzer, Rogers and Pulver, and our compensation committee is comprised of Messrs. Spitzer, Pickering, Landman and Rogers. Our board of directors has determined that Mr. Landman qualifies as an "audit committee financial expert" under the applicable rules and regulations of the SEC but is not independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of business conduct and Ethics

        Accellent's board adopted a code of business conduct and ethics applicable to directors, officers and employees of Accellent and its subsidiaries, including the Company, to establish standards and procedures related to the compliance with laws, rules and regulations, treatment of confidential information, conflicts of interest, competition and fair dealing and reporting of violations of the code; and includes a requirement that we make prompt disclosure of any waiver of the code for executive officers or directors made by our board. A copy of the code of business conduct and ethics is available in print without charge to any person who sends a request to the office of the Secretary of the Company at 200 West 7th Avenue, Collegeville, Pennsylvania 19426-0092.

Item 11. Executive Compensation

        The following table sets forth information concerning all compensation awarded to, earned by or paid to the individuals who served as our chief executive officer during the fiscal year ended December 31, 2004 and our other four most highly compensated executive officers who were serving as such at the end of our most recently completed fiscal year. We refer to these individuals as our named executive officers. All compensation reported for our named executive officers, other than options to purchase securities of Accellent, is the compensation they received from MDMI in their capacities as executive officers of MDMI and Accellent, our parent. Our named executive officers did not receive any additional compensation from us or our subsidiaries during the years shown.

Summary Compensation Table

Long Term Compensation Awards
Annual Compensation
Securities Underlying Options (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		All Other Compensation ($)
Ron Sparks(1) President and Chief Executive Officer	2004 2003 2002	344,813 96,023 —	405,093 85,333 —	— — —	— 540,000 —	1,773 —
Stewart A. Fisher(2) Chief Financial Officer, Executive Vice President, Treasurer and Secretary	2004 2003 2002	314,090 307,530 301,500	298,018 284,150 40	— — 105,177	— 337,500 —	6,000 6,000 4,545
Gary D. Curtis(3) Executive Vice President, Sales and Marketing	2004 2003 2002	204,697 139,280 —	167,574 71,270 —	130,310 127,973 —	55,000 25,000 —	6,088 — —
Jeffrey M. Farina(4) Executive Vice President of Technology and Chief Technology Officer	2004 2003 2002	185,000 157,841 157,841	148,092 79,221 280	— — —	5,000 — —	9,685 9,625 13,382
Daniel C. Croteau(5) Executive Vice President, Orthopaedic Division	2004 2003 2002	126,760 — —	224,500 — —	— — —	80,000 — —	5,998 — —

(1)
Mr. Sparks became our President and Chief Executive Officer in September 2003. The amount reported under the bonus column for 2004 includes $20,000 for 200,000 fully vested shares of Accellent Class B-2 Convertible Preferred Stock awarded to Mr. Sparks in May of 2004.

(2)
The amount reported as other annual compensation in 2002 includes $63,923 of relocation reimbursements and $41,254 of reimbursements for taxes incurred as a result of the relocation reimbursements. The amounts reported as all other compensation reflect employer contributions to a 401(k) plan.

(3)
Mr. Curtis became our Executive Vice President, Sales and Marketing in April 2003. The amount reported as other annual compensation for 2004 includes $69,386 for relocation reimbursements, $45,091 of reimbursements for taxes incurred as a result of the relocation and a $15,833 relocation bonus. The amount reported as other annual compensation for 2003 includes $92,888 of relocation reimbursements and $35,085 of reimbursements for taxes incurred as a result of the relocation reimbursements. The amounts reported as all other compensation reflect employer contributions to a 401(k) plan.

(4)
The amounts reported as all other compensation reflect employer contributions to a 401(k) plan of $5,550, $4,735 and $4,735 in 2004, 2003 and 2002, respectively, and employer contributions to a deferred profit sharing plan of $4,135, $4,890 and 8,647 in 2004, 2003 and 2002, respectively.

(5)
Mr. Croteau became our Executive Vice President, Orthopaedic Division in September 2004. The amount reported as bonuses for 2004 includes a $75,000 signing bonus relating to Mr. Croteau's entering into an employment agreement with Accellent. The amounts reported as all other compensation in 2004 reflect employer contributions to a 401(k) plan.

Option Grants in Last Fiscal Year

        The following table sets forth information related to each grant of stock options under Accellent's option plans to our named executive officers for the fiscal year ended December 31, 2004.

						Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term
		Individual Grants
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees In Fiscal Year
Name			Exercise Price Per Share	Market Price on Grant Date	Expiration Date
						5%	10%
Ron Sparks.	—	—	—	—	—	—	—
Stewart A. Fisher	—	—	—	—	—	—	—
Gary D. Curtis	50,000	8%	$8.18	$8.18	7/1/14	$257,218	$651,841
	5,000	1%	$8.18	$8.18	7/19/14	$25,722	$65,184
Jeffrey M. Farina	5,000	1%	$8.18	$8.18	7/19/14	$25,722	$65,184
Daniel C. Croteau	75,000	12%	$8.18	$8.18	7/1/14	$385,827	$977,761
	5,000	1%	$8.18	$8.18	7/19/14	$25,722	$65,184

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

        The following table provides summary information for each of our named executive officers with respect to stock options of Accellent held as of December 31, 2004. The value of unexercised in-the-money options shown below have been calculated on the basis of $8.18 per share, less the applicable exercise price per share, multiplied by the number of shares underlying these options.

	Number of Securities Underlying Unexercised Options as of December 31, 2004
			Value of Unexercised In-The-Money Options as of December 31, 2004
Name
	Unexercisable	Exercisable	Unexercisable	Exercisable
Ron Sparks	432,000	108,000	$—	$—
Stewart A. Fisher	324,000	148,500	—	—
Gary D. Curtis	75,000	5,000	—	—
Jeffrey M. Farina	13,460	96,278	—	372,133
Daniel C. Croteau	80,000	—	—	—

Pension Plan Table

        We maintain a Supplemental Executive Retirement Pension Program (SERP) for certain of our senior executives, including some of our named executive officers. Benefits under the SERP are shown in the tables below. All participants fall into the 30-year accrual category, which provides them with the following benefits based on years of service:

PENSION PLAN TABLE—30-YEAR ACCRUAL

	Years of Service
Remuneration
	15	20	25	30	35
$150,000	$37,500	$50,000	$62,500	$75,000	$75,000
175,000	43,750	58,333	72,917	87,500	87,500
200,000	50,000	66,667	83,333	100,000	100,000
225,000	56,250	75,000	93,750	112,500	112,500
250,000	62,500	83,333	104,167	125,000	125,000
300,000	75,000	100,000	125,000	150,000	150,000
400,000	100,000	133,333	166,667	200,000	200,000
450,000	112,500	150,000	187,500	225,000	225,000
500,000	125,000	166,667	208,333	250,000	250,000

        Compensation covered by the SERP is calculated by determining the average of a participant's highest five consecutive years of compensation. Generally, compensation is determined on the basis of the total taxable compensation of a participant. The table below identifies the five year average annual compensation covered by the SERP as of the year ended December 31, 2004 for each of our named executive officers covered by the SERP, and the respective years of service for benefit accrual purposes.

Executive	Average Covered Compensation	Years of Service
Ron Sparks	$430,086	1
Stewart A. Fisher	499,881	3
Gary D. Curtis	406,257	2
Jeffrey M. Farina	222,343	16
Daniel C. Croteau	—	—

Director Compensation

        We reimburse our directors for reasonable out-of-pocket expenses related to attending board of directors meetings. In addition, Messrs. Cookston and Spitzer receive annual compensation of $30,000.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        With the exception of Jeffrey M. Farina, we do not have any employment agreements with our named executive officers. Accellent, however, has entered into employment agreements with certain named executive officers, which provide for their employment as executive officers of us and our subsidiaries, as well as for Accellent. Accellent has also entered into separation agreements with former executive officers. The terms of these employment agreements and separation agreements are set forth below.

        On September 15, 2003, Accellent entered into an employment agreement with Ron Sparks to serve as its and our President and Chief Executive Officer. The term of the agreement is three years. Under the agreement, Mr. Sparks is entitled to an annual salary of $325,000, subject to subsequent annual adjustment. In addition, Accellent granted Mr. Sparks an option to purchase 540,000 shares of Accellent's common stock, which option vests over a five-year term and has an exercise price of $8.18 per share. In the event of a change of control, or upon the closing of an initial public offering of Accellent securities, all of such options shall become immediately exercisable. Upon the closing of an initial public offering of Accellent securities, Accellent shall grant Mr. Sparks an additional option to purchase an amount of Accellent's common stock equal to one percent of the number of shares of Accellent's common stock outstanding as of the closing of such initial public offering at an exercise price equal to the initial public offering price. Mr. Sparks is also eligible to receive a cash bonus each year based on the achievement of certain performance objectives. Mr. Sparks also has the right to participate in Accellent's car plan, pursuant to the terms of such plan. If Mr. Sparks is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Sparks of a release, Accellent shall pay to Mr. Sparks a severance payment equal to eighteen times his monthly base salary then in effect and Accellent shall continue to provide health insurance benefits and life insurance for Mr. Sparks for eighteen months from the date of termination of employment. Under those circumstances, he is also entitled to receive, pro-rated to the date of termination, any bonus he would have received for that year. If Mr. Sparks is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses immediately terminate. In May, 2004, Accellent issued Mr. Sparks, in a one-time grant, 200,000 shares of Class B-2 Convertible Preferred Stock in consideration of Mr. Sparks' performance since his appointment as Accellent's President and Chief Executive Officer.

        On March 21, 2003, Accellent entered into an employment offer letter with Gary Curtis. Under the employment offer letter, Mr. Curtis was offered an annual salary of $185,000 and is eligible to receive a bonus each year based primarily on the financial performance of Accellent. In addition, Accellent granted Mr. Curtis an option to purchase 25,000 shares of Accellent's common stock, which option vests over a five-year term and has an exercise price of $8.18 per share. The employment offer letter provides Mr. Curtis with reimbursement of reasonable relocation expenses, payment of temporary housing and a one-time allowance equal to one month's salary. Mr. Curtis also has the right to participate in Accellent's car plan, pursuant to the terms of such plan. In the event Mr. Curtis is terminated without cause, then, in consideration for the execution by Mr. Curtis of a release, Accellent shall pay to Mr. Curtis a severance payment equal to six times his monthly base salary then in effect and Accellent shall continue to provide health insurance benefits for six months following his termination. On July 19, 2004, Accellent entered into an employment letter with Mr. Curtis to confirm his integration team role. Under the employment letter, Mr. Curtis is eligible to receive an integration team bonus with an award potential of $25,000 for each six-month performance period. In addition, Accellent granted Mr. Curtis an option to purchase 5,000 shares of Accellent's common stock, which option vests over a five-year term and has an exercise price of $8.18 per share. Mr. Curtis is also subject to Accellent's trade secrets and non-disclosure, non-solicitation, non-competition and invention assignment agreement under which he agrees not to compete with Accellent for a period of one-year after termination of his employment with Accellent.

        In September, 2001, Accellent entered into an employment agreement with Stewart Fisher to serve as its and our Chief Financial Officer. The term of the agreement is five years. Under the agreement, Mr. Fisher is entitled to an annual salary of $300,000, subject to subsequent annual adjustment. In addition, Accellent granted Mr. Fisher an option to purchase 135,000 shares of Accellent's common stock, which option vests over a five-year term and has an exercise price of $9.78 per share. Mr. Fisher is also eligible to receive a cash bonus each year based on the achievement of certain performance objectives. The employment agreement provides Mr. Fisher with reimbursement of reasonable and necessary relocation expenses and a bonus of $150,000 to reimburse him for benefits forfeited from his previous employer. If Mr. Fisher is terminated without cause or decides to leave his employment for good reason, then, in consideration for the execution by Mr. Fisher of a release, Accellent shall continue to pay Mr. Fisher his base salary then in effect and Accellent shall continue to provide health, dental and vision insurance through the earlier of the date Mr. Fisher obtains other full-time employment or eighteen months from the date of termination of employment. Under those circumstances, he is also entitled to receive, pro-rated to the date of termination, any bonus he would have received for that year. If Mr. Fisher is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate. In the event of a change of control, all options granted to Mr. Fisher shall become immediately exercisable. Mr. Fisher is also subject to a noncompete agreement under which he agrees not to compete with Accellent for a period ending on the later of October 1, 2006 or one-year after the termination of Mr. Fisher's employment with Accellent.

        On May 31, 2000, we, along with our subsidiary UTI Pennsylvania, entered into an employment agreement with Jeffrey Farina. The term of the agreement is five years. Under the agreement Mr. Farina is entitled to an annual salary of $157,850, subject to subsequent annual adjustment. Under the agreement, Mr. Farina is eligible to receive cash bonuses each year based on the achievement of certain performance objectives. Mr. Farina is also entitled to participate in Accellent's car plan, pursuant to the terms of such plan. If Mr. Farina dies, becomes disabled, is terminated without cause or decides to leave his employment for good reason, he is entitled to severance payments equal to his base salary then in effect and health insurance benefits for a period of six months from the date of his termination. Mr. Farina is also subject to a noncompete agreement under which he agrees not to compete with us for the longer of the period ending on May 31, 2005 or one-year after the termination of his employment. If Mr. Farina is terminated without cause or leave for good reason, the agreement not to compete will be for one year following the date of termination and we then have the option to extend that noncompete period for up to four successive six-month periods upon payment of a lump sum equal to his base salary in effect at the time of termination for the extension period.

        On July 1, 2004, Accellent entered into an employment agreement with Daniel C. Croteau to serve as its Executive Vice President, General Manager, Orthopedic Division. The term of the agreement is three years. Under the agreement, Mr. Croteau is entitled to an annual salary of $240,000, subject to subsequent annual adjustment. In addition, Accellent granted Mr. Croteau an option to purchase 75,000 shares of Accellent's common stock, at an exercise price of $8.18 per share. Mr. Croteau shall also receive an option to purchase an additional 25,000 shares of Accellent's common stock, effective as of July 1, 2005, at an exercise price equal to the then current fair market value. The options shall vest over a five-year term. Mr. Croteau is also eligible to receive a cash bonus each year based on the achievement of certain individual and company performance objectives. For the 2004 performance year, Mr. Croteau was entitled to a minimum bonus of $125,000. For the 2005 performance year, Mr. Croteau is entitled to a minimum bonus of $75,000. The employment agreement provides Mr. Croteau with reimbursement of reasonable and necessary relocation expenses and a payment of $75,000 to reimburse him for benefits forfeited from his previous employment contract with MedSource prior to our acquisition of MedSource. Mr. Croteau has the right to participate in Accellent's car plan, pursuant to the terms of such plan. If Mr. Croteau is terminated without cause, then, in consideration for the execution by Mr. Croteau of a release, Accellent shall continue to pay Mr. Croteau his base salary then in effect and Accellent shall continue to provide medical benefits for a period of twelve months from the date of termination of employment. If Mr. Croteau is terminated for cause or decides to leave his employment without good reason, his rights to base salary, benefits and bonuses shall immediately terminate. In the event of a change of control, all options granted to Mr. Croteau shall become immediately exercisable. Mr. Croteau is also subject to Accellent's non-disclosure, non-solicitation, non-competition and invention assignment agreement.

        On July 5, 2004, Accellent entered into an employment agreement with George R. Trutza to serve as its Executive Vice President, General Manager, Endoscopy Division. The term of the agreement is three years. Under the agreement, Mr. Trutza is entitled to an annual salary of $270,000, subject to subsequent annual adjustment. In addition, Accellent granted Mr. Trutza an option to purchase 75,000 shares of Accellent's common stock, at an exercise price of $8.18 per share. The options shall vest over a five-year term. Mr. Trutza is also eligible to receive a cash bonus each year based on the achievement of certain individual and company performance objectives. The employment agreement provides Mr. Trutza with reimbursement of reasonable and necessary relocation expenses. If Mr. Trutza is terminated without cause, then, in consideration for the execution by Mr. Trutza of a release, Accellent shall continue to pay Mr. Trutza his base salary then in effect and Accellent shall continue to provide medical benefits for a period of twelve months from the date of termination of employment. If Mr. Trutza is terminated for cause or decides to leave his employment without good reason, his rights to base salary and benefits shall immediately terminate. Mr. Trutza is also subject to Accellent's non-disclosure, non-solicitation, non-competition and invention assignment agreement.

Employee Benefit Plans

        Generally, our employees, including certain of our directors and named executive officers, participate in various employee benefit plans provided by Accellent, including a stock option and incentive plan which provides for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. We maintain pension plans which provide benefits at a fixed rate for each month of service, 401(k) plans, and profit sharing plans which are available to employees at several of our locations. As described above under "Executive Compensation." We have a Supplemental Executive Retirement Pension Program (SERP), a non-qualified, un-funded deferred compensation plan that covers certain executives. In addition, Accellent and certain of our subsidiaries maintain phantom stock plans, which provide grants of phantom stock to our eligible employees as part of retention plans. Holders of phantom stock under these plans have no voting rights, no stockholder rights and no employment rights. They are, however, entitled to receive dividends on phantom stock and redemption of the phantom shares within ten years of issuance or upon the death of the holder. Six of our subsidiaries maintain defined contribution plans for the benefit of their eligible employees pursuant to which employees who participate in the plans may make elective deferrals of a portion of their salary and we may make discretionary profit sharing or employer matching contributions to the plans. Two of our subsidiaries maintain profit sharing plans for the benefit of their eligible employees pursuant to which we may make discretionary profit sharing contributions to the plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We are a wholly owned subsidiary of Accellent. KRG may be deemed to beneficially own 100% of our stock held directly by Accellent because KRG, by virtue of its relationship with KRG/CMS L.P., has a contractual right to appoint a majority of our and Accellent's board of directors.

        The following table shows information with respect to the beneficial ownership of Accellent by its principal stockholders, its named executive officers and directors, and its named executive officers and directors as a group, with the percent of voting power based upon 30,228,776 shares of common stock deemed to be outstanding as of March 1, 2005 on an as converted basis.

        Unless otherwise indicated, the address of each of the stockholders listed below is c/o Accellent Inc., 200 W. 7thAvenue, Collegeville, Pennsylvania 19426-2470.

	Common Stock(1)
Stockholder	Number of Shares(2)	Percent of Voting Power
KRG/CMS L.P.(3)	7,280,335	23.4%
DLJ Merchant Banking Partners III, L.P. and related funds(4)	15,219,091	50.1
CISA, Ltd.(5)	3,731,857	12.1
Bruce L. Rogers(6)	7,280,335	23.4
H. Stephen Cookston(7)	40,586	*
Avinash A. Kenkare(7)	—	—
William Landman	—	—
Larry G. Pickering(8)	—	—
Eric M. Pollock(9)	1,272,119	4.2
Daniel J. Pulver(8)	—	—
T. Quinn Spitzer, Jr.(10)	30,587	*
Ron Sparks(11)	108,000	*
Stewart A. Fisher(12)	148,500	*
Gary D. Curtis(13)	10,000	*
Jeffrey M. Farina(14)	117,981	*
Daniel C. Croteau	—	—
All Named Executive Officers and Directors as a group (13 persons)(15)	9,008,107	28.5

*
Less than 1%.

(1)
Accellent has outstanding voting securities, all of which vote together as a single class on all matters submitted to stockholders for a vote (except or otherwise required by law) as follows: 429,578 common shares and 16,555,110 Class A Convertible Preferred shares, all of which Class A Convertible Preferred shares are currently convertible into common stock on a 1.8 to 1 basis. Each Class A Convertible Preferred share is entitled to 1.8 votes and each common share is entitled to 1 vote.

(2)
Numbers are shown on an as converted basis.

(3)
Includes 904,374 shares of common stock issuable within 60 days upon exercise of outstanding warrants. KRG may also be deemed to beneficially own the shares held by KRG/CMS L.P. because it has the right, on KRG/CMS L.P.'s behalf, to elect a majority of the members of Accellent's board of directors under the Accellent amended and restated shareholders' agreement, to which KRG/CMS L.P. is a party. Each of Bruce L. Rogers, Charles R. Gwirtsman, Charles A. Hamilton, Mark M. King and Christopher J. Lane, as Managing Directors of KRG, may be deemed to share beneficial ownership of the shares of MDMI held directly by Accellent with each of Accellent, KRG, KRG Capital Fund I, L.P., and KRG/CMS, L.P. KRG is the general partner of KRG Capital Fund I, L.P., which is the general partner of KRG/CMS, L.P. Each of the foregoing individuals disclaims beneficial ownership of the MDMI shares held directly by Accellent except to the extent of their pecuniary interest therein. The address for each of the foregoing is 1515 Arapahoe Street, Tower One, Suite 1500, Denver, Colorado 80202.

(4)
Includes shares and shares underlying warrants exercisable within 60 days held by DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ MB PartnersIII GmbH & Co. KG, Millennium Partners II, L.P., MBP III Plan Investors, L.P. (collectively, the "DLJ Merchant Banking Buyers"), and shares and shares underlying warrants exercisable within 60 days held by DLJ Investment Partners, L.P., DLJ Investment Partners II, L.P. and DLJIP II Holdings, L.P. (collectively, the "DLJIP Entities"). With respect to the shares underlying warrants exercisable within 60 days held by the DLJ Merchant

  Banking Buyers, the amount reflects the maximum number of shares (386,318) that may be issued to the DLJ Merchant Banking Buyers upon the exercise of such warrants. Such warrants will become exercisable, however, only following the issuance of additional shares to or as directed by CISA, Ltd. as described in note 5 below pursuant to the Venusa earn-out for fiscal 2004, in order to prevent dilution of the DLJ Merchant Banking Buyers' ownership interest in Accellent. The beneficial ownership percentages shown herein is higher than the actual percentage because the SEC's beneficial ownership disclosure rules do not permit the DLJ Merchant Banking Buyers to include the maximum number of shares issuable in respect of the Venusa earn-out (550,271) in the number of shares outstanding for purposes of calculating the number of shares beneficially owned by DLJ Merchant Banking Partners III, L.P. and related funds. As disclosed elsewhere in this Form 10-K, the actual number of shares issuable under the Venusa earn-out is expected to be less than the maximum amount disclosed herein. DLJ Merchant Banking Partners III, L.P. is a limited partnership, the managing general partner of which is DLJ Merchant Banking III, Inc. ("MGP") and the associate general partner of which is DLJ Merchant Banking III, L.P. ("AGP"). The general partner of the AGP is DLJ Merchant Banking III, Inc. Credit Suisse First Boston, a Swiss bank, owns the majority of the voting stock of Credit Suisse First Boston, Inc., which in turn owns all of the voting stock of Credit Suisse First Boston (USA) Inc. ("CSFB USA"). The DLJ Merchant Banking Buyers and the DLJIP Entities are private equity funds advised by indirect subsidiaries of CSFB USA, including the MGP and the AGP, and form part of Credit Suisse First Boston's Alternative Capital Division. Credit Suisse First Boston LLC is a subsidiary of CSFB USA and thus an affiliate of each of the DLJ Merchant Banking Buyers and the DLJIP Entities. The investment committees of the DLJ Merchant Banking Buyers and the DLJIP Entities make investment decisions for the DLJ Merchant Banking Buyers and the DLJIP Entities, as applicable. The investment committees are comprised of senior investment professionals of the funds. The members of the investment committees are appointed by the general partners of the associate general partners of the funds. The composition of the investment committees change from time to time. The address for each of the foregoing is 11 Madison Avenue, New York, New York 10010, except that the address of all three "Offshore Partners" entities is John B. Gosiraweg 14, Willemstad, Curacao, Netherlands Antilles.

(5)
Includes 550,271 shares issuable to CISA, Ltd., a corporation organized under the laws of the Cayman Islands, B.C.C., within 60 days in respect of the maximum Venusa earn-out based on Venusa's 2004 earnings. As disclosed elsewhere in this Form 10-K, the actual number of shares issuable under the Venusa earn-out is expected to be less than the maximum amount disclosed herein. Cesare Gagliardoni, the sole director of CISA, Ltd., may be deemed to share beneficial ownership over the shares held directly by CISA, Ltd. with CISA, Ltd.'s sole stockholder, The Maltese Trust, and its sole trustee, Trident Trust Company (Cayman) Limited. The address of Mr. Gagliardoni is 27 Avenue, Princess Grace, Monte Carlo, Monaco and the address for each of CISA, Ltd., The Maltese Trust and Trident Trust Company (Cayman) Limited is One Capital Place, Grand Cayman, Cayman Islands, B.W.I.

(6)
Consists of those shares held by KRG/CMS L.P. Mr. Rogers disclaims beneficial ownership in the shares held by the KRG entities except to the extent of his pecuniary interest in such shares.

(7)
Consists of 14,344 shares held by Cookston Cardiovascular, Inc. and 26,242 shares of common stock underlying outstanding stock options that are exercisable within 60 days. Mr. Cookston is the President and Chief Executive Officer and sole stockholder of Cookston Cardiovascular and as such may be deemed to have beneficial ownership of the shares of Accellent held by Cookston Cardiovascular. Mr. Cookston disclaims beneficial ownership of the shares held by Cookston Cardiovascular except to the extent of his pecuniary interest therein.

(8)
Messrs. Kenkare, Pickering and Pulver are employees of Credit Suisse First Boston's Alternative Capital Division, of which the DLJ Merchant Banking Buyers and DLJIP Entities are a part.

  Messrs. Kenkare, Pickering and Pulver do not have sole or shared voting or disputive power over the shares shown as held by DLJ Merchant Banking Partners III, L.P. and related funds and therefore, do not have beneficial ownership of such shares.

(9)
Consists of 7,709 shares and 33,120 shares of common stock underlying outstanding stock options that are exercisable within 60 days held directly by Mr. Pollock, 1,217,878 shares held by 7:22 Investors LLC, 2,313 shares held by Beth Pollock Levy, 2,313 shares held by The CRP Trust, 2,313 shares held by The ELP Trust and 6,473 shares held by The Ellen Pollock Gray Trust. Mr. Pollock is a member and manager of 7:22 Investors LLC and may be deemed to share voting and/or investment power of the shares held by 7:22 Investors LLC. Mr. Pollock disclaims beneficial ownership of the shares held by 7:22 Investors LLC except to the extent of his pecuniary interest in such shares. Mr. Pollock may be deemed to share voting and/or investment power over the shares held by Beth Pollock Levy, The CRP Trust, The ELP Trust and The Ellen Pollock Gray Trust. The address for Mr. Pollock is c/o Miner Street Partners LLC, 3033 East First Avenue, Suite 815, Denver, Colorado, 80206.

(10)
Consists of 30,587 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(11)
Consists of 108,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(12)
Consists of 148,500 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(13)
Consists of 10,000 shares of common stock underlying outstanding stock options that are exercisable within 60 days.

(14)
Includes 96,278 shares of common stock underlying outstanding stock options that are exercisable within 60 days and 1,181 shares of common stock issuable upon exercise of outstanding warrants that are exercisable within 60 days.

(15)
Includes 1,373,445 shares of common stock underlying outstanding stock options and warrants that are exercisable within 60 days.

Equity Compensation Plan Information

        We do not have any compensation plans outstanding under which our equity securities are authorized for issuance, and we have no present intention to adopt any such plans.

Item 13. Certain Relationships and Related Party Transactions

Securities Purchase Agreement

        On May 31, 2000, we and Accellent entered into a securities purchase agreement with certain entities, including DLJ Investment Partners II, L.P., DLJ Investment Funding II, Inc., DLJ ESC II L.P., and DLJ Investment Partners, L.P., which we refer to, together with their permitted successors and transferees, collectively as the Initial DLJ Investors, all of which are affiliates of Credit Suisse First Boston and the DLJ Merchant Banking Buyers, which are affiliates of each other, pursuant to which Accellent issued and sold shares of its Class AA Convertible Preferred Stock. At the same time as the Accellent share issuance, we issued to the Initial DLJ Investors 13.5% senior subordinated notes in an aggregate principal amount of $20.0 million, which notes would have matured on June 1, 2007, and Accellent issued to the Initial DLJ Investors senior notes in an aggregate principal amount of $20.0 million, which notes would have matured on June 1, 2008. Accellent's senior notes accrued interest at a rate of 15.563% per annum prior to June 1, 2005, which interest had to be paid by the issuance of additional senior notes, and 16.101% per annum thereafter. The senior subordinated notes were subject to prepayment fees of 6.75% of their face amount and the senior notes were subject to prepayment fees of 7.50% of their face amount. As of June 30, 2004, our prepayment fee associated with the senior subordinated notes was approximately $1.5 million and Accellent's prepayment fee associated with its senior notes was approximately $2.9 million. On June 30, 2004, each of we and Accellent repaid the senior subordinated notes and the senior notes and the related prepayment fees with a portion of the proceeds from our senior secured credit facility and the equity investment in Accellent by the DLJ Merchant Banking Buyers. Holders of the senior subordinated notes and senior notes had registration rights with respect to notes that terminated upon repayment.

Registration Rights Agreement

        On May 31, 2000, Accellent entered into a registration rights agreement, as subsequently amended and restated most recently on June 30, 2004, with certain of its stockholders, including certain limited partnerships managed by KRG (which subsequently contributed their shares of Accellent capital stock to KRG/CMS L.P. in exchange for limited partnership interests in KRG/CMS L.P.), the Initial DLJ Investors, 7:22 Investors, LLC and Eric M. Pollock. Concurrently with the closing of the MedSource acquisition and the DLJ Merchant Banking Buyers' equity investment in Accellent, the registration rights agreement was further amended and restated and the DLJ Merchant Banking Buyers became party to the agreement. Under the further amended and restated agreement, after the earlier of May 31, 2008 or six months after an initial public offering:

  •
  Accellent stockholders party thereto (excluding the DLJ Merchant Banking Buyers but including the Initial DLJ Investors) who, in the aggregate, own at least 20% of Accellent's common stock (including shares of common stock underlying convertible securities therefor) subject to the agreement ("Registrable Shares") may demand, up to two times, registration of their Registrable Shares under the Securities Act;

  •
  the DLJ Merchant Banking Buyers may demand, up to four times, registration of its Registrable Shares under the Securities Act (up to two of which demands may take priority over the demands of the other stockholders holding Registrable Shares); and

  •
  the Initial DLJ Investors who, in the aggregate, own 50% of the total number of shares of Accellent's Class AA Convertible Preferred Stock held by the Initial DLJ Investors may demand, no more than once, registration of their Registrable Shares under the Securities Act.

        The Accellent stockholders with Registrable Shares also have piggy-back registration rights in the event of either a primary or secondary registration effected by Accellent under the Securities Act, which rights are subject to certain exceptions, underwriter cutback provisions and priority cutback rights of stockholders exercising a demand registration. Substantially all of the fees and costs associated with the foregoing registrations will be borne by Accellent.

Anti-Dilution Agreement

        On May 31, 2000, Accellent entered into an anti-dilution agreement with the Initial DLJ Investors. The agreement provides for adjustments to the number of shares held by the Initial DLJ Investors to prevent dilution if Accellent issues common stock or securities convertible into common stock at a price less than the then current market price of Accellent's common stock.

Shareholders' Agreement

        UTI is a party to an amended and restated shareholders' agreement dated June 30, 2004 with certain of its stockholders which provides for, among other things, a voting agreement with respect to UTI's directors. Under the amended and restated shareholders' agreement, the board of directors is currently comprised of nine directors whereby KRG/CMS L.P. has the right to nominate five directors to UTI's board of directors and the DLJ Merchant Banking Buyers has the right to nominate three directors to such board. The ninth director nominee for Accellent's board of directors is Accellent's chief executive officer. Our board of directors mirrors the Accellent board. The agreement also provides that Accellent will offer to sell a portion of any new securities to be issued by Accellent, subject to various exceptions, to the stockholders party to the agreement in an amount determined in accordance with their existing holdings. The amended and restated shareholders' agreement restricts the parties' rights to transfer their securities and grants first refusal rights to Accellent and the other parties on any permitted transfers.

KRG Agreement

        On July 6, 1999, Accellent entered into a management agreement with KRG that subsequently has been amended on May 31, 2000 and again on June 30, 2004 in connection with the Transactions. Under the agreement, KRG assists Accellent and its subsidiaries, including us, with financial and management consulting and transaction advisory services, and Accellent pays KRG an annual management fee of $500,000 plus reimbursement of reasonable out-of-pocket expenses. In addition to the annual fee, Accellent pays KRG, as compensation for services rendered to Accellent or us with respect to the consummation of any acquisition of a medical supply manufacturing business or any other acquisition in furtherance of Accellent's business strategy, a transaction closing fee equal to the greater of (i) $75,000, or (ii) 1.0% of the transaction value. For purposes of the management agreement, the "transaction value" means the aggregate of all cash and non-cash consideration paid to the sellers of the Company or business being acquired by Accellent or us and the value of all interest-bearing debt assumed by Accellent or us. Any non-cash consideration would be valued at fair market value and the value of any equity securities issued would be fair market value on the date of issuance, assuming such equity securities are fully vested on such date. The transaction closing fee may be adjusted upward if Accellent's board determines that a particular acquisition presented unusual complexities. In addition to the foregoing fees, in the event of a sale of Accellent or us, KRG shall be entitled to a fee equal to (i) 1.0% of the transaction value of the sale if we or Accellent do not retain an investment banking firm or (ii) 0.5% of the transaction value if we or Accellent retains an investment banking firm, provided such fee shall not exceed $750,000 unless approved in advance by the board. In the event of a sale or an initial public offering of Accellent or us, the management agreement would automatically renew for an additional five-year term unless the board gives KRG written notice of its intent not to renew, in which case KRG will be paid a cash termination fee in an amount equal to the current annual management fee for a period of two and one-half years or the remaining term of the management agreement. For the fiscal year ended December 31, 2004, KRG earned fees plus expenses of approximately $525,899 under the management agreement. Upon the consummation of the acquisition of MedSource, KRG received a fee of approximately $2.3 million. The June 30, 2004 amendment extended the term of KRG's management agreement for an additional five years so that it will expire simultaneously with the DLJ Merchant Banker Buyers agreements described below.

DLJ Agreements

        In connection with the equity investment in Accellent by the DLJ Merchant Banking Buyers, Accellent and the DLJ Merchant Banking Buyers entered into a subscription agreement on June 30, 2004, pursuant to which the DLJ Merchant Banking Buyers invested approximately $89.8 million in cash in Accellent in exchange for an aggregate of approximately 7.6 million shares of Accellent's Class A-8 5% Convertible Preferred Stock and warrants to purchase an aggregate of up to 214,621 additional shares of Accellent's Class A-8 5% Convertible Preferred Stock in order to maintain the DLJ Merchant Banking Buyers' respective current ownership percentages in Accellent following dilutive issuances of shares of stock in connection with the Venusa earn-out based on Venusa's 2004 earnings, subject to certain conditions. The warrants do not become exercisable unless Accellent issues shares of stock in connection with the Venusa earn-out. Based on the earn-out targets achieved by Venusa for fiscal year 2004, warrants to purchase approximately 182,000 Class A-8 shares will become exercisable upon the issuance of additional Accellent Class A-7 shares to Venusa during fiscal year 2005. Under the subscription agreement, Accellent and the DLJ Merchant Banking Buyers, severally and not jointly, made representations and warranties and agreed to indemnify each other for certain losses resulting from a breach of such representations and warranties. The indemnifying party shall be required to indemnify and hold harmless the indemnified party in the event the amount of the indemnified party's losses and expenses in connection with a single claim exceed $100,000. For breaches of certain representations and warranties, the indemnifying party shall not be required to indemnify the other party unless and until the aggregate amount of losses and expenses exceed $3,000,000, at which time such indemnifying party shall be required to pay the entire amount of such losses and expenses. With respect to certain representations and warranties, neither Accellent nor the DLJ Merchant Banking Buyers shall be required to indemnify any person for an aggregate amount of losses exceeding 25% of the consideration paid by the DLJ Merchant Banking Buyers pursuant to their equity investment in Accellent. The representations and warranties expire with respect to certain provisions on March 31, 2006, June 30, 2007 and ninety days following the expiration of the applicable statute of limitations.

        At the closing of the equity investment in Accellent, DLJ Merchant Banking III, Inc. and Accellent entered into a letter agreement dated June 30, 2004 providing for an annual monitoring fee of $400,000 plus reimbursement of reasonable out-of-pocket expenses, payable in cash to DLJ Merchant Banking III, Inc. (or its designee), and a cash transaction fee on future acquisitions in an amount equal to that received by KRG under the amended management agreement described above. In the event of a sale of Accellent or us, DLJ Merchant Banking III, Inc. shall be entitled to a fee equal to (i) 1.0% of the transaction value of the sale if we or Accellent do not retain an investment banking firm or (ii) 0.5% of the transaction value if we or Accellent retains an investment banking firm, provided such fee shall not exceed $750,000 unless approved in advance by the board. In the event of a sale or an initial public offering of Accellent or us, the management agreement would automatically renew for an additional five-year term unless the board gives DLJ Merchant Banking III, Inc. written notice of its intent not to renew, in which case DLJ Merchant Banking III, Inc. will be paid a cash termination fee in an amount equal to the current annual management fee for a period of two and one-half years or the remaining term of the management agreement. The agreement also has a term, automatic renewal, termination and other provisions substantially similar to those contained in the amended KRG management agreement. For the fiscal year ended December 31, 2004, DLJ Merchant Banking III, Inc. earned monitoring fees plus expenses of $289,998. Additionally, in connection with the sale of Accellent Class A-8 5% Convertible Preferred Stock in June of 2004, DLJ Merchant Banking III, Inc. received a fee of approximately $1,797,000.

Accellent Recapitalization

        In connection with the consummation of the MedSource acquisition and the sale of the Class A-8 Convertible Preferred Stock, Accellent repurchased all of its 1,136,364 shares of Class C Redeemable Preferred Stock for aggregate cash consideration of approximately $18.8 million from the holders of such Class C Redeemable Preferred Stock, including KRG/CMS L.P., the Initial DLJ Investors and 7:22 Investors LLC. Of the total cash consideration paid to the holders of the Class C Redeemable Preferred Stock, KRG/CMS L.P. received an aggregate of approximately $8.3 million, the Initial DLJ Investors received an aggregate of approximately $1.3 million and 7:22 Investors LLC received an aggregate of approximately $19,800. Our director, Bruce Rogers, is a Managing Director of KRG, which is the general partner of the general partner of KRG/CMS L.P.

        Accellent paid in cash accrued dividends of approximately $22.0 million to the holders of its Class A 5% Convertible Preferred Stock and Class C Redeemable Preferred Stock. Of these dividends, KRG/CMS L.P. received an aggregate dividend of approximately $10.2 million, the Initial DLJ Investors received an aggregate of approximately $0.5 million, 7:22 Investors LLC received approximately

$1.7 million, Jeffrey Farina received approximately $31,011, and The Ellen Pollock Gray Trust received approximately $10,144.

Star Guide Lease

        In conjunction with our acquisition of Star Guide on July 6, 1999 we entered into a lease agreement with 5000 Independence Street LLC for the approximately 45,000 square foot facility in which Star Guide is located. 5000 Independence Street LLC, the owner of the facility, is a limited liability company whose members include Eric M. Pollock. Mr. Pollock was among the sellers in our acquisition of Star Guide, and Mr. Pollock is a member of our board of directors. The lease term is eight years and is subject to one four-year renewal period at our option. For the fiscal year ended December 31, 2004 we paid annual rent to 5000 Independence Street LLC of approximately $408,108 under the lease. Annual rent for the year ended December 31, 2005 is expected to be approximately $416,148. In connection with the acquisition of Star Guide, Mr. Pollock agreed not to compete with us for a period of five years ending on July 6, 2004.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        We and Accellent entered into employment contracts, termination agreements and change of control agreements with certain of our executive officers. For details of these agreements, please see "Executive Compensation—Employment Contracts and Termination of Employment and Change-In-Control Arrangements" above, the descriptions of which are incorporated by reference herein.

Other

        An affiliate of DLJ acted as the sole lead arranger, sole book runner, collateral agent and administrative agent under our senior secured credit facility, and as an initial purchaser of the notes, for which it received customary fees and expenses during the fiscal year ended December 31, 2004 of $8.8 million.

Item 14. Principal Accountant Fees and Services

        PricewaterhouseCoopers LLP served as our independent auditors for the fiscal years ended December 31, 2003 and 2004. For such fiscal years we paid fees for services from PricewaterhouseCoopers LLP as discussed below.

        Audit Fees.    The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements and the review of our quarterly financial statements were approximately $240,500 for the year ended December 31, 2003. The aggregate audit fees for professional services rendered by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2004 were approximately $1,459,560, and included approximately $667,500 for the audit of our annual financial statements and the review of our quarterly financial statements and approximately $792,060 for services performed in connection with the filing of our registration statement on Form S-4, including amendments and our resale registration statement on Form S-1.

        Audit Related Fees:    The aggregate fees for services rendered by PricewaterhouseCoopers LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements were approximately $17,300 and $340,440 for the fiscal years ended December 31, 2003 and 2004, respectively. The audit related services in 2003 were for due diligence services performed in connection with our acquisition of Venusa. The audit related services in 2004 were for due diligence services performed in connection with our acquisition of MedSource.

        Tax Fees:    The aggregate fees billed for services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice and tax planning were approximately $82,000 for the fiscal year ended December 31, 2003 and $2,000 for the fiscal year ended December 31, 2004. Tax compliance services billed during fiscal year 2003 relate primarily to the preparation of our fiscal year 2002 tax returns. Tax compliance services billed during fiscal year 2004 relate to the transition of tax compliance services to a different service provider.

        All Other Fees.    PricewaterhouseCoopers LLP did not bill any fees for other services during the years ended December 31, 2003 or 2004.

        The Audit Committee has considered whether our independent registered public accounting firm's provision of other non-audit services to the Company is compatible with the auditors' independence and determined that it is compatible. Since the filing of our registration statement on Form S-4 on August 30, 2004, all audit and permissible non-audit services were pre-approved pursuant to the Audit Committee's Pre-Approval of Audit and Permissible Non-Audit Services policy.

Audit Committee Pre-Approval Policy

        Our Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors on a case-by-case basis pursuant to its Pre-Approval of Audit and Permissable Non-Audit Service policy. These services may include audit services, audit-related services, tax services and other services. Our Chief Financial Officer is responsible for presenting the Audit Committee with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by the independent auditors. The presentation must be in sufficient detail to define clearly the services to be performed. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management or to an individual member of the Audit Committee.

ITEM 15. Exhibits and Financial Statement Schedules.

  (a)
  Documents filed as part of this report:

  1.
  Consolidated Financial Statements (See Item 8)

    2.
    Consolidated Financial Statement Schedules

Schedule	Page
Schedule II—Valuation and Qualifying Accounts	S-1

  3.
  Exhibits

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to exhibit 2.1 to MedSource's current report on Form 8-K (Commission File No. 000-49702) filed on April 28, 2004)
2.2*	Subscription Agreement, dated June 30, 2004, among Accellent Inc., DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB PartnersIII GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P.
3.1*	Articles of Incorporation of Medical Device Manufacturing, Inc., as amended
3.2*	Bylaws of Medical Device Manufacturing, Inc.
4.1*	Indenture, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 10% Senior Subordinated Notes due 2012
4.2	Form of 10% Senior Subordinated Notes due 2012 (included in Exhibit 4.1)
4.3	Form of Notation of Guarantee executed by the Guarantors listed on the signature pages to the Indenture (included in Exhibit 4.1)
4.4*	Registration Rights Agreement, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., the Guarantors party thereto, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC
4.5*	Credit and Guarantee Agreement, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., as borrower, the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Island Branch, as Sole Lead Arranger, Sole Book Runner, Administrative Agent and Collateral Agent Antares Capital Corporation and National City Bank, or co-Documentation Agents, and Wachovia Bank, National Association, as Syndication Agent
4.6*	Pledge and Security Agreement, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., as borrower, the Guarantors party thereto, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Collateral Agent
4.7*	Amended and Restated Shareholders' Agreement, dated as of June 30, 2004, among Accellent Inc. and the shareholders listed on the signature pages thereto
4.8*	Anti-Dilution Agreement, dated as of May 31, 2000, among Accellent Inc., DLJ Investment Partners II, L.P., DLJ Investment Funding II, Inc., DLJ ESC II L.P. and DLJ Investment Partners, L.P.
4.9*	Third Amended and Restated Registration Rights Agreement, dated as of June 30, 2004, among Accellent Inc. and the shareholders listed on the signature pages thereto
10.1*+	Employment Agreement, dated as of September 15, 2003, between Accellent Inc. and Ron Sparks
10.2*+	Employment Offer Letter, dated as of March 21, 2003, and employment letter dated July 19, 2004 between Accellent Inc. and Gary Curtis
10.3*+	Employment Agreement, dated as of September 2001, between Accellent Inc. and Stewart Fisher
10.4+	Employment Agreement, dated as of May 31, 2000, between Medical Device Manufacturing, Inc. and UTI Corporation, a Pennsylvania corporation, and Jeffrey Farina (incorporated by reference to Exhibit 10.14 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.5+	Employment Agreement, dated July 1, 2004, between Accellent Inc. and Daniel C. Croteau

10.6+	Employment Agreement, dated July 5, 2004, between Accellent Inc. and George R. Trutza
10.7*+	Trade Secrets Agreement and Employment Contract, dated April 7, 2003, between Accellent Inc. and Gary D. Curtis
10.8.1*+	Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated July 22, 2003, between Accellent Inc. and Gary D. Curtis
10.8.2*+	Non-Competition Agreement, dated September, 2001, between Accellent Inc. and Stewart Fisher
10.8.3*+	Non-Competition Agreement, dated May 31, 2000, between Accellent Inc. and Jeffrey Farina (incorporated by reference to exhibit 10.18 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000), as amended on December 1, 2003
10.8.4+	Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated September 15, 2004, between Accellent Inc. and Daniel C. Croteau
10.8.5+	Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated July 19, 2004, between Accellent Inc. and George R. Trutza
10.9*	Management Agreement, dated as of July 6, 1999, as amended on May 31, 2000 and June 30, 2004, between Accellent Inc. and KRG Capital Partners, L.L.C.
10.10*	Letter Agreement, dated as of June 30, 2004, between Accellent Inc., Medical Device Manufacturing, Inc. and DLJ Merchant Banking III, Inc.
10.11*+	Form of 2000 Stock Option and Incentive Plan Incentive Stock Option Agreement (incorporated by reference to exhibit 10.4.1 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)
10.12*+	Form of 2000 Stock Option and Incentive Plan Non-Incentive Stock Option Agreement (incorporated by reference to exhibit 10.4.2 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)
10.13*+	Star Guide Phantom Stock Plan (incorporated by reference to exhibit 10.6 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.14*+	2000 Employee Phantom Stock Plan (incorporated by reference to exhibit 10.7 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.14.1*+	Form of 2000 Employee Phantom Stock Plan Agreement (incorporated by reference to exhibit 10.7.1 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.15*+	2000 Retention Plan for Employees (incorporated by reference to exhibit 10.8 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.16*+	2000 Retention Plan for Medical Engineering Resources, Ltd. Consultants and Employees (incorporated by reference to exhibit 10.9 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.17*+	Accellent Inc. Key Executive Deferred Compensation Plan (incorporated by reference to exhibit 10.10 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)
10.18*+	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to exhibit 10.11 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)

10.19*	Lease Agreement, dated July 6, 1999, between 5000 Independence LLC and Medical Device Manufacturing, Inc. (incorporated by reference to exhibit 10.22 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.20**	Stock Purchase Agreement, dated as of February 28, 2003, between Accellent Inc., Medical Device Manufacturing, Inc., CISA, Ltd. and Giancarlo Gagliardoni and Cesare Gagliardoni.
10.21+	Summary of Director Compensation Arrangements
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges
21.1	List of Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*
Incorporated by reference to Medical Device Manufacturing, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-118675) filed on August 30, 2004.

**
Incorporated by reference to Medical Device Manufacturing, Inc.'s Amendment No. 1 to Form S-4 Registration Statement (Commission File No. 333-118675) filed on October 25, 2004.

+
Management agreement, compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medical Device Manufacturing, Inc.
March 15, 2005	By:	/s/ STEWART A. FISHER Stewart A. Fisher Chief Financial Officer, Vice President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON SPARKS Ron Sparks	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
/s/ STEWART A. FISHER Stewart A. Fisher	Chief Financial Officer, Vice President, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005
/s/ BRUCE L. ROGERS Bruce L. Rogers	Chairman of the Board of Directors	March 15, 2005
/s/ H. STEPHEN COOKSTON H. Stephen Cookston	Director	March 15, 2005
/s/ AVINASH A. KENKARE Avinash A. Kenkare	Director	March 15, 2005
/s/ WILLIAM LANDMAN William Landman	Director	March 15, 2005
/s/ LARRY G. PICKERING Larry G. Pickering	Director	March 15, 2005
/s/ ERIC M. POLLOCK Eric M. Pollock	Director	March 15, 2005
/s/ DANIEL J. PULVER Daniel J. Pulver	Director	March 15, 2005

/s/ T. QUINN SPITZER, JR. T. Quinn Spitzer, Jr.	Director	March 15, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        The registrant has not sent to its sole stockholder an annual report to security holders covering the registrant's last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Medical Device Manufacturing, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Medical Device Manufacturing, Inc. and its subsidiaries ("the Company") at December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, PA
March 4, 2005

MEDICAL DEVICE MANUFACTURING, INC.

Consolidated Balance Sheets

As of December 31, 2004 and 2003

(in thousands, except share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$16,004	$3,974
Receivables, net of allowance for doubtful accounts and return reserves of $2,909 and $974, respectively	48,354	20,661
Inventories	58,014	28,776
Prepaid expenses and other	3,471	1,764

Total current assets	125,843	55,175
Property, plant and equipment, net	85,945	39,258
Goodwill	289,461	113,855
Intangibles, net	81,874	68,813
Deferred financing costs and other assets, net	17,106	2,034

Total assets	$600,229	$279,135

Liabilities and stockholder's equity
Current liabilities:
Current portion of long-term debt	$1,961	$12,370
Accounts payable	20,447	7,574
Accrued payroll and benefits	13,011	5,784
Accrued interest	10,575	692
Accrued expenses, other	26,986	46,119

Total current liabilities	72,980	72,539
Note payable and long-term debt	366,091	123,876
Other long-term liabilities	23,667	13,314

Total liabilities	462,738	209,729
Commitments and contingencies (Note 16)
Redeemable and convertible preferred stock of parent company	30	12,593
Stockholder's equity:
Common stock, par value $.01 per share, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Accumulated other comprehensive income	1,716	1,324
Additional paid-in capital	201,348	115,472
Retained earnings (deficit)	(65,603)	(59,983)

Total stockholder's equity	137,461	56,813

Total liabilities and stockholder's equity	$600,229	$279,135

The accompanying notes are an integral part of these financial statements.

MEDICAL DEVICE MANUFACTURING, INC.

Consolidated Statements of Operations

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Net sales	$320,169	$174,223	$135,841
Cost of sales	234,396	121,029	96,740

Gross profit	85,773	53,194	39,101
Selling, general and administrative expenses	45,912	28,612	23,548
Research and development expenses	2,668	2,603	2,380
Restructuring and other charges	3,600	1,487	2,440
Impairment of goodwill	—	—	17,523
Impairment of intangible assets	—	—	4,202
Amortization of intangible assets	5,539	4,828	4,703

Income (loss) from operations	28,054	15,664	(15,695)
Other income (expense):
Interest expense, net	(26,879)	(16,587)	(16,923)
Other (expense) income, including debt prepayment penalty of $3,295 in 2004	(3,312)	(9)	61

Total other expense	(30,191)	(16,596)	(16,862)

Loss before income taxes	(2,137)	(932)	(32,557)
Income tax expense (benefit)	3,483	13,872	(5,145)

Net loss	(5,620)	(14,804)	(27,412)
Dividends on redeemable and convertible preferred stock of parent company	(8,201)	—	—

Net loss available to common stockholder	$(13,821)	$(14,804)	$(27,412)

The accompanying notes are an integral part of these financial statements.

MEDICAL DEVICE MANUFACTURING, INC.

Consolidated Statements of Stockholder's Equity

For the years ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

				Accumulated other comprehensive income (loss)
	Common Stock
			Additional paid-in capital	Cumulative translation adjustment	Minimum pension liability	Gain (loss) on derivative instruments	Retained earnings (deficit)	Total Stockholder's equity
	Shares	Amount
Balance, January 1, 2002	100	$—	$109,307	$(212)	$(121)	$(1,369)	$(17,767)	$89,838
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(27,412)	(27,412)
Cumulative translation adjustment	—	—	—	959	—	—	—	959
Net gain on derivative instruments (net of tax expense of $475)	—	—	—	—	—	712	—	712
Minimum pension liability	—	—	—	—	(100)	—	—	(100)

Total comprehensive loss								(25,841)
Amortization of deferred stock-based compensation	—	—	222	—	—	—	—	222

Balance, December 31, 2002	100	—	109,529	747	(221)	(657)	(45,179)	64,219
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(14,804)	(14,804)
Cumulative translation adjustment	—	—	—	836	—	—	—	836
Net gain on derivative instruments (net of tax expense of $438)	—	—	—	—	—	657	—	657
Minimum pension liability	—	—	—	—	(38)	—	—	(38)

Total comprehensive loss								(13,349)
Capital contribution from parent company	—	—	6,164	—	—	—	—	6,164
Compensation credit associated with phantom stock plans	—	—	(412)	—	—	—	—	(412)
Amortization of deferred stock-based compensation	—	—	191	—	—	—	—	191

Balance, December 31, 2003	100	—	115,472	1,583	(259)	—	(59,983)	56,813
Comprehensive income (loss):	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(5,620)	(5,620)
Cumulative translation adjustment	—	—	—	571	—	—	—	571
Minimum pension liability	—	—	—	—	(179)	—	—	(179)

Total comprehensive loss	—	—	—	—	—	—	—	(5,228)
Capital contribution from parent company	—	—	93,766	—	—	—	—	93,766
Compensation expense associated with phantom stock plans	—	—	141	—	—	—	—	141
Amortization of deferred stock-based compensation	—	—	170	—	—	—	—	170
Dividends on redeemable and convertible preferred stock of parent company	—	—	(8,201)	—	—	—	—	(8,201)

Balance, December 31, 2004	100	$—	$201,348	$2,154	$(438)	$—	$(65,603)	$137,461

The accompanying notes are an integral part of these financial statements.

MEDICAL DEVICE MANUFACTURING, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(5,620)	$(14,804)	$(27,412)
Adjustments to reconcile net loss to net cash flows from operating activities—
Depreciation and amortization of intangibles	16,152	11,591	10,858
Amortization of debt discounts and non-cash interest accrued	7,557	7,095	6,166
Restructuring and other charges, net of cash expended	148	(363)	1,152
Impairment charge	—	—	21,725
Loss (gain) on disposal of property and equipment	(74)	10	719
Deferred income taxes	1,514	12,324	(5,239)
Non cash compensation charge	266	(309)	222
Increase in inventory reserves	2,434	623	3,629
Changes in operating assets and liabilities excluding effects of acquisitions —
Receivables	(2,911)	(565)	12
Inventories	(3,835)	(5,718)	3,465
Prepaid expenses and other	(1,005)	(695)	(228)
Accounts payable and accrued expenses	7,022	5,203	(381)
Other, net	583	—	(666)

Net cash provided by operating activities	22,231	14,392	14,022

Cash flows from investing activities:
Capital expenditures	(13,900)	(6,371)	(6,218)
Proceeds from sale of equipment	1,413	93	398
Acquisitions, net of cash acquired	(214,982)	(14,390)	(3,316)
Other noncurrent assets	93	298	(310)

Net cash used in investing activities	(227,376)	(20,370)	(9,446)

Cash flows from financing activities:
Indebtedness—
Proceeds from long-term debt	372,000	8,000	11,500
Principal payments on long-term debt	(185,039)	(22,067)	(12,470)
Repurchase of redeemable and convertible preferred stock of parent company	(12,583)	—	—
Dividends paid on redeemable and convertible preferred stock of parent company	(8,201)	—	—
Deferred financing fees	(17,061)	(673)	(547)
Proceeds from redeemable and convertible preferred stock of parent company	—	12,553	—
Capital contributions from parent company	67,955	6,164	—

Net cash provided by (used in) financing activities	217,071	3,977	(1,517)

Effect of exchange rate changes in cash	104	98	—

Net increase (decrease) in cash and cash equivalents	12,030	(1,903)	3,059
Cash and cash equivalents, beginning of year	3,974	5,877	2,818

Cash and cash equivalents, end of year	$16,004	$3,974	$5,877

Supplemental disclosure:
Cash paid for interest	$9,546	$9,985	$10,178
Cash paid for income taxes	1,136	275	283
Supplemental disclosure of non-cash investing activities:
Cash paid for businesses acquired:
Working capital net of cash acquired of $14,304, $1,166 and $0, respectively	$7,482	$1,892	$—
Property, plant and equipment	44,392	1,272	—
Goodwill, intangible and other assets	188,142	49,231	—
Long-term liabilities	(34,717)	(969)	—
Change in accrued expenses for acquisitions related to earn-out and expense payments	9,683	(37,036)	3,316

	$214,982	$14,390	$3,316

Supplemental disclosure of non-cash financing activities:
Capital contributions from parent company paid in parent company stock	$25,811	$—	$—

The accompanying notes are an integral part of these financial statements.

MEDICAL DEVICE MANUFACTURING, INC.
Notes to Consolidated Financial Statements

1.     Summary of significant accounting policies:

Principles of consolidation

        The consolidated financial statements include the accounts of Medical Device Manufacturing, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated.

        The Company is a wholly owned subsidiary of Accellent Inc., which changed its name from UTI Corporation on November 18, 2004 ("Accellent"). Accellent is a holding company with no operations and whose only asset is the stock of the Company. Proceeds from the issuance of debt and sale of stock of Accellent have been used to invest in MDMI and its subsidiaries, to repay debt and equity issued to acquire MDMI subsidiaries, and to provide compensation to its executives and other employees for services rendered for the benefit of its and MDMI's subsidiaries. Additionally, the proceeds of the Senior Subordinated Note offering of the Company were used to retire all of the senior notes of Accellent. Accordingly, in compliance with provisions of Staff Accounting Bulletin ("SAB") 54 (Topic 5-J, Question 3) the accompanying financial statements reflect the push down of Accellent's debt, related interest expense, debt issuance costs, the Class B-1 and B-2 Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock and related dividends. The Accellent debt pushed down to the Company is included in its consolidated balance sheets as long-term debt. The Accellent Class B-1 and B-2 Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock pushed down to the Company is included in its consolidated balance sheets as redeemable and convertible preferred stock of parent company. Accellent has also raised capital from the sale of common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock. The proceeds from the common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock have been advanced to the Company and reflected in its consolidated balance sheets as additional paid-in capital since the Company is under no obligation to repay these amounts. Any costs incurred by Accellent for the benefit of the Company have been fully allocated to the Company. Accellent does not incur any common expenses for the benefit of both Accellent and the Company, therefore, no common expenses are allocated from Accellent to MDMI. Management believes the methods of allocation are reasonable. For the years ended December 31, 2002, 2003 and 2004, Accellent pushed down to the Company interest expense, including debt issuance costs, of $5.2 million, $5.8 million and $6.7 million, respectively. For a further discussion of the equity instruments of Accellent, see Notes 10 and 11.

        The Company's operating results historically have been included in Accellent's consolidated United States and state income tax returns and in tax returns of certain foreign subsidiaries. The provision for income taxes in the Company's financial statements has been determined on a separate return basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets in liabilities and their reported amounts. No formal tax sharing agreement exists between the Company and Accellent.

Nature of operations

        The Company is engaged in providing product development and design, custom manufacturing of components, assembly of finished devices and supply chain manufacturing services primarily for the medical device industry. Sales are focused in both domestic and European markets.

        Concurrent with the acquisition of MedSource Technologies, Inc. ("MedSource") on June 30, 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company has three operating segments: endoscopy, cardiology and orthopaedic. The Company has determined that all of its operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

Major customers and concentration of credit

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. A significant portion of the Company's customer base is comprised of companies within the medical industry. The Company does not require collateral from its customers. The Company's two largest customers, Boston Scientific and Johnson & Johnson, represented approximately 20% and 14% of consolidated net sales for fiscal year 2004. Sales to these two customers are comprised of different products, shipping to several locations, which thus reduce the Company's exposure to the loss of the entire business with this customer. One customer represented approximately 25% of consolidated net sales for fiscal year 2003, and one customer represented approximately 10% of consolidated net sales for fiscal year 2002. The loss of one or more of the Company's largest customers would most likely have a negative short-term impact on the Company's results of operations.

        Boston Scientific has informed the Company that it intends to transfer a number of products currently assembled by the Company to its own assembly operation. Although the transfer schedule has not been finalized, the Company expects the majority of the transfer to take place during fiscal 2005 with a target completion date during the first half of 2006. The product lines that are expected to be transferred represented approximately $28 million and $35 million of the Company's net sales for 2003 and 2004, respectively. Based on preliminary estimates, the Company expects net sales from Boston Scientific to decline approximately $10 million in 2005 and an additional $25 million in 2006. While the Company believes that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that the Company will replace such business and the loss will not adversely affect operating results in 2005 and thereafter.

Foreign currency translation

        The Company has established manufacturing subsidiaries in Europe and Mexico. The functional currency of each of these subsidiaries is the respective local currency. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the current rate of exchange existing at period-end, while revenues and expenses are translated at average monthly exchange rates. Translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) within stockholder's equity. Transaction gains and losses are included in other income (expense), net. Currency transaction gains and losses included in operating results for the years ended December 31, 2004, 2003 and 2002 were not significant.

Cash and cash equivalents

        Cash and cash equivalents consist of all highly liquid investments with an original or remaining maturity of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Inventories

        Inventories are stated at the lower of cost (on first-in, first-out basis) or market and include the cost of materials, labor and manufacturing overhead. Scrap resulting from the manufacturing process is valued in inventory at the estimated price which will be received from the refinery.

Property, plant and equipment

        Property, plant and equipment consist of (in thousands):

	December 31
	2004	2003
Land	$2,045	$1,775
Buildings and improvements	19,388	9,617
Machinery and equipment	91,126	47,979
Construction in progress	4,923	1,138

	117,482	60,509
Less—Accumulated depreciation	(31,537)	(21,251)

Property, plant and equipment, net	$85,945	$39,258

        Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Expenditures which significantly increase value or extend useful lives are capitalized and replaced properties are retired. Depreciation is calculated principally by the use of straight-line method over the estimated useful lives of depreciable assets. Accelerated methods are used for tax purposes.

Amortization of leasehold improvements is calculated by use of the straight-line method over the shorter of the lease terms, including renewal options expected to be exercised, or estimated useful lives of the equipment. Useful lives of depreciable assets, by class, are as follows:

Buildings and improvements	20 years
Machinery and equipment	3 to 12 years
Leasehold improvements	3 to 17 years
Computer equipment and software	2 to 5 years

        The Company evaluates the useful lives and potential impairment of property, plant and equipment whenever events or changes in circumstances indicate that either the useful life or carrying value may be impaired. Events and circumstances which may indicate impairment include a change in the use or condition of the asset, regulatory changes impacting the future use of the asset, historical or projected operating or cash flow losses for the operating segment utilizing the asset, or an expectation that an asset could be disposed of prior to the end of its useful life. If the carrying value of the asset is not recoverable based on an analysis of cash flow, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and discount rates that reflect risks associated with achieving future cash flows. Additionally, we analyze the remaining useful life of potential impaired assets and adjust these lives when appropriate.

        Cost and accumulated depreciation for property retired or disposed of are removed from the accounts, and any gain or loss on disposal is credited or charged to earnings. Capitalized interest in connection with constructing property and equipment was not significant. Depreciation expense was $10.6 million, $6.8 million and $6.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Goodwill

        Goodwill represents the excess of cost over fair value of the net assets of acquired businesses. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142,

"Goodwill and Other Intangible Assets". As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill.

        Upon the adoption of SFAS 142, the Company assigned acquired goodwill to three reporting units based on the expected benefit from the synergies of the combination. In connection with the acquisition of MedSource in June of 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company reallocated its goodwill to the three reporting units created as a result of this realignment. Goodwill for each of the reporting units is subject to an annual impairment test (or more often if impairment indicators arise), using a fair value-based approach. Fair value of each reporting unit is determined based on the discounted projected cash flows of the reporting unit. If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, additional impairment tests are performed to quantify the impairment, if any. The amount of the impairment is based on the implied fair value of goodwill. To determine the implied fair value of goodwill, the Company allocates the fair value of the reporting unit to all of its assets and liabilities. This allocation utilizes cash flow estimates and discount rates that reflect the risks associated with achieving future cash flows in order to determine the fair values of each asset and liability. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities equals the implied fair value of goodwill. If the implied fair value of goodwill is less than the carrying amount, an impairment loss is recorded. The Company has elected October 31st as the annual impairment assessment date for all reporting units, and will perform additional impairment tests when triggering events occur.

Other intangible assets

        Other intangible assets primarily include developed technology and know how, customer contracts and customer base obtained in connection with the acquisitions. The valuations were based on appraisals based on assumptions made by management using estimated future operating results and cash flows of the underlying business operations.

Amortization periods are as follows:

Amortization Period
Developed technology and know how	10 to 20 years
Customer contracts and relationships	6 years
Customer base	15 to 20 years
Non-compete agreements and other	3-5 years

        The Company evaluates the potential impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. If the carrying value of intangible assets is not recoverable, a charge for impairment is recorded equal to the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on projections of future cash flows and discount rates that reflect the risks associated with achieving future cash flows.

Research and development costs

        Research and development costs are expensed as incurred.

Accounting for derivative instruments and hedging activities

        The Company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company determines the hedge designation. Cash flow hedge designation is given to derivatives that hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Also, changes in the entire fair value of a derivative that is not designated as a hedge are recorded immediately in earnings. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated as cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.

        The Company currently has no outstanding interest rate swap agreements. At December 31, 2002, the Company had three outstanding interest rate swap agreements to effectively convert LIBOR-based variable rate debt to fixed rate debt. At December 31, 2002, the notional amount of the contracts in place was $36.0 million. The contracts matured on July 10, 2003. The Company received variable rate payments (equal to the three month LIBOR rate) from third parties during the term of the contracts and was obligated to pay fixed interest rate payments (7.13%) to the third parties during the term of the contracts.

        In 2004, 2003 and 2002, the net loss resulting from cash flow hedge ineffectiveness was not significant. There are no transactions or other events that will result in the reclassification into earnings of gains or losses that are reported in accumulated other comprehensive income (loss) within the next twelve months.

Income taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes," which requires the use of the liability method in accounting for deferred taxes. If it is more likely than not that some portion, or all, of a deferred tax asset will not be realized, a valuation allowance is recognized.

Other assets

        The cost of obtaining financing has been deferred and is being amortized on a straight-line basis over the life of the associated obligations. Additionally, the Company capitalizes and defers direct and incremental costs associated with proposed business combinations, primarily consisting of fees paid to outside legal counsel and accounting advisors and other third parties, related to due diligence performed on the target companies. Upon the successful closure of an acquisition, the Company includes capitalized costs as part of the overall purchase price. Deferred acquisition costs where the Company has determined that it is unlikely that the business combination will be completed are written off when such determination is made.

Stock-based compensation

        The Company accounts for stock options issued by Accellent to employees of the Company using the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's accounting method for recording stock-based compensation expense does not require any initial accounting entries for the deferred compensation determined based upon the initial measurement of compensation. Rather, when stock options are granted at an exercise price less than the current fair market value of the underlying stock, the Company records compensation expense to the future periods expected to benefit with a corresponding credit to additional paid-in capital.

        For options granted at the end of 2001 and 2002, the grant date market value was greater than the exercise price. The difference between the grant date market value and the exercise price is recorded as compensation expense over the vesting period of the options, or 3 to 5 years. Expenses of $169,505, $191,361 and $222,809 were recorded in 2004, 2003 and 2002, respectively. Total unearned stock-based compensation as of December 31, 2004 was $251,691, and will be amortized to compensation expense in the amounts of $156,750 and $94,941 for the fiscal years ending December 31, 2005 and 2006, respectively. A corresponding increase to additional paid-in capital is recorded for the amounts charged to compensation expense. Had compensation expense for the stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss would have been the pro forma amounts indicated below (in thousands):

	Year ended December 31
	2004	2003	2002
Net loss as reported	$(5,620)	$(14,804)	$(27,412)
Add total stock compensation expense, net of tax, included in net loss as reported	110	117	136
Less total stock compensation expense—fair value method net of tax	(1,711)	(835)	(516)

Pro forma net loss	$(7,221)	$(15,522)	$(27,792)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following range of assumptions used for the option grants which occurred during the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31
	2004	2003	2002
Volatility	33.74%	38.75%	45.76%
Risk-free interest rate	4.38%	4.15%	4.95%
Expected life in years	8	8	8
Dividend yield	0	0	0

Revenue recognition

        The Company records revenue in compliance with SAB 104, which requires that the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price from the buyer is fixed or determinable, and (d) collectibility is reasonably assured. The Company records revenue based on written arrangements or purchase orders with the customer, and upon transfer of title of the product or rendering of the service. Revenue for product sold on consignment is recognized when the customer uses the product.

        Amounts billed for shipping and handling fees are classified as sales in the consolidated income statement. Costs incurred for shipping and handling are classified as cost of sales.

        The Company provides a reserve for estimated future returns against revenue in the period revenue is recorded. The estimate of future returns is based on such factors as known pending returns and historical return data.

Use of estimates in the preparation of financial statements

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New accounting standards

        In December 2003, the FASB issued SFAS No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. The expanded disclosures require that plan assets be segregated by category, such as debt, equity and real estate, and that disclosures on certain expected rates of return be incorporated. SFAS No. 132 (R) also will require the Company to disclose various elements of pension and post-retirement benefit costs in interim-period financial statements. The Company adopted SFAS No. 132 (R) on January 1, 2004. The adoption did not have an impact on the Company's consolidated statements of operations, financial position or its cash flows.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the impact that SFAS No. 151 will have on the results of operations, financial position or cash flows.

        On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the Company's first interim period that begins after December 31, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

Reclassifications

        Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2.     Acquisitions:

        On June 30, 2004, the Company acquired MedSource Technologies, Inc. The acquisition was accounted for as a purchase and accordingly the results of operations include MedSource's results beginning June 30, 2004. MedSource is an engineering and manufacturing services provider to the medical device industry. The purchase price was $219.2 million, consisting of $208.8 million in cash for the purchase of common stock and the cash out of options and warrants, and $10.4 million of transaction fees. The purchase was financed by a combination of new debt and equity as discussed in notes 6 and 10. In addition, the then existing indebtedness of MedSource equal to $36.1 million plus related accrued interest was repaid in conjunction with the acquisition. The Company estimates that it will incur $21.7 million for integration and other liabilities.

The purchase price for the MedSource acquisition was allocated as follows (in thousands):

Inventories	$27,838
Accounts receivable	24,782
Prepaid expenses and other current assets	702
Property and equipment	44,392
Goodwill	169,542
Intangible and other assets	19,938
Current liabilities	(34,688)
Debt assumed	(36,131)
Other long-term liabilities	(10,976)

Cash paid, net of cash acquired of $14,304	$205,399

        The Company determines the value and potential purchase price of target acquisition companies based on multiples of future cash flow. These cash flow projections may include an estimate of improved cash flow performance as compared to historical performance of the target acquisition company based on projected synergies. The value of the acquired company based on our cash flow analysis may differ significantly from the carrying value of the acquired net assets, resulting in an allocation of a significant portion of the purchase price to goodwill.

        On February 28, 2003, the Company acquired all of the shares of capital stock of Venusa, Ltd. and Venusa de Mexico, S.A. de C.V. ("Venusa") with facilities located in El Paso, Texas and Juarez, Mexico for approximately $18.5 million, including transaction costs of approximately $1.0 million. Venusa is a contract manufacturer of proprietary medical devices. The acquisition added assembly capabilities to the Company. Venusa has several contracts with renewable extensions. The purchase price was negotiated on the basis of current and expected future cash flows from Venusa. The purchase price was paid in cash of $15.7 million and $2.8 million to be paid in 2004 in a combination of cash, Class A-7 5% Convertible Preferred Stock of Accellent, and phantom stock of Accellent. The payment was required to have been made in at least 25% cash and 25% stock, with the balance paid in any combination of cash or stock, at the Company's determination. The Stock Purchase Agreement also provides for certain earn-out provisions which resulted in additional consideration of $34.1 million as a result of Venusa's 2003 earnings, as defined, which was paid in 2004 in a combination of approximately 25% in cash and 75% in Accellent stock, as described previously. In addition, as a result of Venusa's 2004 earnings, as defined, additional consideration of $6.0 million will be paid during fiscal year 2005 in a combination of approximately 25% in cash and 75% in Accellent stock. The Company records contingent consideration based on the value of that consideration as of the date the consideration is deemed earned. The Company determined the value of the Accellent equity portion of the contingent consideration earned as of December 31, 2003 and 2004 based on arms length negotiations between Accellent and Venusa, and arms length negotiations between Accellent and potential investors in Accellent's equity securities. The total fair value of the stock issued, phantom stock issued and cash paid for additional consideration is recorded as additional goodwill.

        The purchase was funded with proceeds from the issuance of 1,136,364 shares of Accellent's Class C Redeemable Preferred Stock at $16.50 per share. Each holder of Class C Redeemable Stock also received a warrant to purchase one share of Accellent's Class AB Convertible Preferred Stock at an exercise price of $0.01 per share for each share of Class C Redeemable Preferred Stock they received. The Class C Redeemable Preferred Stock earns cumulative dividends, when and if declared, at an annual rate of 8% on the liquidation value of $16.50 per share. Accellent repurchased its Class C 8% Redeemable Preferred Stock in June of 2004.

        The purchase price for the Venusa acquisition was allocated as follows (in thousands):

Inventories	$1,299
Other current assets	4,704
Property and equipment	1,272
Customer contracts and relationships	3,000
Other intangibles	100
Goodwill	12,052
Current liabilities	(2,945)
Long-term liabilities	(969)

$18,513

        The following unaudited pro forma consolidated financial information reflects the purchase of Venusa assuming the acquisition had occurred as of January 1, 2002 and January 1, 2003, and the purchase of MedSource assuming the acquisition had occurred as of January 1, 2003 and January 1, 2004. This unaudited pro forma information has been provided for information purposes only and is not necessarily indicative of the results of the operations or financial condition that actually would have been achieved if the acquisition had been on the date indicated, or that may be reported in the future (in thousands):

	2004	2003	2002
	(unaudited)
Revenues	$413,943	$357,547	$157,823
Net loss	(614)	(63,382)	(26,116)

        The pro forma net loss for fiscal year 2002 includes goodwill and intangible asset impairment charges of $21.7 million. The pro forma net loss for fiscal year 2003 includes an intangible impairment charge of $40.0 million recorded by MedSource.

        In 2002, the Company made previously accrued payments for prior acquisitions of $3.3 million.

        All of the Company's acquisitions were accounted for using the purchase method of accounting. Accordingly the assets acquired and liabilities assumed were recorded in the financial statements at their fair market values and the operating results of the acquired companies are reflected in the accompanying consolidated financial statements since the date of acquisition.

3.     Restructuring and Other Charges:

        During 2002, the Company implemented two restructuring plans focused on consolidating the Company's U.S. operations. During the second quarter of 2002, the Company announced the relocation of the majority of operations in its South Plainfield, New Jersey facility to the Collegeville, Pennsylvania facility. A restructuring charge of $0.5 million was recognized that consisted of $0.1 million related to severance and $0.4 million associated with the write-down of assets and other closure costs at the South Plainfield, New Jersey facility.

        During the fourth quarter of 2002, the Company announced the consolidation of its machining capabilities into its Wheeling, Illinois facility and the closing of its Miramar, Florida plant. As a result, the Company recognized a restructuring charge of $1.4 million consisting of: $0.1 million related to stay-on bonuses earned through December 31, 2002; $0.5 million related to the write-down of assets; and $0.8 million related to lease obligations. In 2003, the relocation was completed and the Company recognized a restructuring charge of $1.8 million consisting of: $0.5 million related to stay-on and relocation bonuses earned through the relocation date; $0.3 million related to the relocation of equipment and plant clean-up; $0.7 million of other exit costs; and $0.3 million related to excess inventory discarded (included in cost of sales in the consolidated statements of operations).

        During the third quarter of 2002, the Company decided not to proceed with the construction of a new technology center and recognized a loss of $0.5 million related to the write-down of previously capitalized costs.

        In connection with the MedSource acquisition, the Company identified $21.5 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $11.6 million in severance payments, and $9.9 million in lease and other contract termination costs. Severance payments relate to approximately 590 employees in manufacturing, selling and administration which are expected to be paid by the end of fiscal year 2006. All other costs are expected to be paid by 2018. The costs of these plant consolidations was reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.

        The Company recognized $3.6 million of restructuring charges and acquisition integration costs during fiscal year 2004, including $1.7 million of severance, facility closure and relocation costs incurred as part of a MedSource manufacturing facility closure plan which existed at the time of the acquisition, and $1.0 million of salary related costs due to the elimination of positions deemed to be redundant as a result of the MedSource acquisition. In addition to the $2.7 million in restructuring charges incurred during fiscal year 2004, the Company incurred $0.9 million of costs for the integration of MedSource comprised of outside professional services and salary related cost and incentive compensation earned by members of an integration team.

        The following table summarizes the recorded accruals and activity related to the restructuring and other charges (in thousands):

	Employee Costs	Exit Costs and Other	Total
Restructuring and other charges	$230	$2,210	$2,440
Less: cash payments	(80)	(143)	(223)
Less: non-cash items	—	(1,262)	(1,262)

Balance as of December 31, 2002	150	805	955
Restructuring charge	471	1,016	1,487
Inventory discarded	—	322	322
Less: cash payments	(613)	(1,559)	(2,172)

Balance as of December 31, 2003	8	584	592
Restructuring charge	1,307	2,293	3,600
Plant closure and severance costs for MedSource integration	11,559	9,927	21,486
Less: cash payments	(5,110)	(2,891)	(8,001)

Balance as of December 31, 2004	$7,764	$9,913	$17,677

4.     Inventories:

        Inventories consisted of the following at December 31, 2004 and 2003 (in thousands):

	December 31
	2004	2003
Raw materials	$20,939	$8,184
Work-in-process	24,068	11,865
Finished goods	13,007	8,727

	$58,014	$28,776

        In connection with the purchase of certain precious metals for anticipated manufacturing requirements, the Company enters into consignment agreements with a third party, whereby the Company purchases the precious metal from the consignor at the time when an external sale is made at the prevailing market price. The prevailing price at the time of sale is passed through to the customer. These contracts are used to help protect against volatility in certain precious metals prices.

5.     Goodwill and Other Intangible Assets:

        Upon the adoption of SFAS 142, the Company assigned acquired goodwill to three reporting units based on the expected benefit from the synergies of the combination. In connection with the acquisition of MedSource in June of 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company reallocated its goodwill to the three reporting units created as a result of this realignment. The Company has elected October 31 as the annual impairment assessment date for all reporting units.

        The Company acquired American Technical Molding, Inc. ("ATM") in December 2000 for $27.6 million, plus additional contingent consideration of $3.0 million paid in fiscal year 2002 based on earnings targets achieved by ATM for fiscal year 2001. The total purchase price of $30.6 million was allocated in accordance with the provisions of APB 16. Amounts allocated to intangible assets were as follows: developed technology and know-how, $7.6 million, customer base, $3.3 million and assembled workforce, $0.2 million. The valuation of the intangibles was based upon a discounted cash flow analysis which utilized annual sales growth of 10% to 15% and a discount rate of 15%. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $20.4 million, and was recorded as goodwill.

        During the third quarter of fiscal year 2002, ATM experienced a reduction in net revenues and cash flow due to the loss of two customers which were significant to ATM. When assessing the fair value of the ATM reporting unit, the Company took into consideration the impact of reduced net revenues on future cash flow projections. The ATM reporting unit was valued at $8.9 million based on a valuation utilizing both a market approach and an income approach. The market approach assumptions included an EBITDA multiple of 6.2x and a sales multiple of 0.89x based on a peer group. The income approach utilized a discount rate of 14.5%, and a significant reduction in annual cash flows due to the loss of two customers. The carrying value of the ATM reporting unit was $30.6 million on October 31, 2002. Since the carrying value of the ATM reporting unit exceeded its fair value, an additional test was performed to quantify the amount of the impairment. As part of the allocation process, the Company determined that the intangible assets of the ATM reporting unit were impaired. Based on a revised cash flow analysis which took into consideration the reduction in future cash flow due to lower revenues, the Company determined that the intangible assets were impaired by $4.2 million.

        The Company allocated the fair value of the ATM reporting unit as of October 31, 2002 to all of its assets and liabilities. The excess of the fair value of the reporting unit over the amounts assigned to the assets and liabilities equals the implied value of goodwill. As a result of this allocation, goodwill of the ATM reporting unit was determined to be impaired as of October 31, 2002. The total impairment of goodwill and intangible assets for the ATM reporting unit in fiscal 2002 was as follows (in thousands):

	Carrying Value	Fair Value	Impairment
Goodwill	$19,496	$1,973	$17,523
Developed technology and know-how	6,577	4,359	2,218
Customer base	2,967	983	1,984

	$29,040	$7,315	$21,725

        The consolidated statement of operations of the Company for fiscal 2002 includes a charge for the impairment of goodwill of $17,523,000 and a charge for the impairment of intangible assets of $4,202,000 due to the expected reduction in cash flows of the ATM reporting unit.

        In fiscal 2002, with the adoption of SFAS No. 142, the Company reclassified $5,995,946, net of $1,904,054 of amortization, of the value of assembled workforce to goodwill. Previously assembled workforce had been amortized over 5-7 years on a straight line basis.

        The following table summarizes the changes in goodwill (in thousands):

Balance December 31, 2001	$79,049
Transfer of assembled workforce with adoption of SFAS No. 142	5,996
Acquisitions	158
Impairment charge	(17,523)

Balance December 31, 2002	67,680
Acquisitions	46,175

Balance December 31, 2003	113,855
Acquisitions	175,606

Balance December 31, 2004	$289,461

        Intangible assets as of December 31, 2004 are comprised of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$64,039	$15,346	$48,693
Customer base	36,193	5,158	31,035
Customer contracts and relationships	3,000	917	2,083
Non-compete agreements and other	425	362	63
Customer backlog	60	60	—

	$103,717	$21,844	$81,874

        Intangible assets as of December 31, 2003 are comprised of (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology and know how	$61,739	$11,885	$49,854
Customer base	19,893	3,620	16,273
Customer contracts and relationships	3,000	417	2,583
Non-compete agreements and other	425	322	103
Customer backlog	60	60	—

	$85,117	$16,304	$68,813

        Intangible asset amortization expense was $5,538,754, $4,827,605 and $4,703,330 in 2004, 2003 and 2002, respectively. Estimated intangible asset amortization expense for each of the five succeeding years approximates $6.1 million.

        Other long-term assets include $15,860,893 and $2,033,833 in 2004 and 2003, respectively, for deferred financing and transaction costs, net of accumulated amortization of $1,193,010 and $2,332,813 in 2004 and 2003, respectively.

6.     Short-term and long-term borrowings:

        Long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31
	2004	2003
Credit and guaranty agreement, interest at 5.28% at December 31, 2004	$193,030	$—
Senior subordinated notes maturing July 15, 2012, interest at 10%	175,000	—
Revolving credit facility	—	11,500
Term loan A with a bank, 4.67% at December 31, 2003	—	22,219
Term loan B with a bank, 5.00% at December 31, 2003	—	43,425
Term loan C with a bank, 5.21% at December 31, 2003	—	7,920
Capital lease obligations	22	49
Senior subordinated notes maturing June 1, 2007, interest at 13.5% less unamortized discount of $1,260 at December 31, 2003	—	20,239
Senior notes maturing June 1, 2008, subject to partial mandatory redemption on June 1, 2006, interest at 15.563% through June 1, 2005, 16.101% thereafter less unamortized discount and prepayment premium of $2,288 at December 31, 2003.	—	30,894

Total debt	368,052	136,246
Less—current portion	(1,961)	(12,370)

Long-term debt, excluding current portion	$366,091	$123,876

        Annual principal repayments are as follows (in thousands):

Fiscal year	Amount
2005	$1,961
2006	1,941
2007	1,940
2008	1,940
2009	1,940
2010 and thereafter	358,330

Total debt	$368,052

        On June 30, 2004, the Company entered into a new Credit and Guaranty Agreement (the "Credit Agreement") which included $194.0 million of term loans and up to $40.0 million available under the revolving credit facility. The term loans bear interest at variable rates. At December 31, 2004, the interest rate was 5.28%. Over the next five years the principal payments will be $1.9 million per year plus, beginning in 2006, 75% of excess cash flow, as defined by the Credit Agreement. The balance is due June 30, 2010. As of December 31, 2004, $7.3 million of the revolving credit facility was supporting the Company's letters of credit, leaving $32.7 million available.

        On June 30, 2004, the Company issued $175.0 million of 10% Senior Subordinated Notes due July 15, 2012 (the "Senior Subordinated Notes due 2012"). Interest is payable on January 15 and July 15 each year beginning January 15, 2005.

        On June 30, 2004, the Company repaid its debt under the its previously outstanding credit agreement of $83.5 million and its 13.5% senior subordinated notes due June 1, 2007 (the "Senior Subordinated Notes due 2007") of $21.5 million, and Accellent repaid its senior notes due June 1, 2008 (the "Senior Notes") of $38.3 million. The Company and Accellent also paid prepayment penalties in the aggregate of $4.7 million on the Senior Subordinated Notes due 2007 and Senior Notes. As a result of these transactions the Company also recognized interest expense of $2.9 million for the write-off of unamortized debt discounts and $1.6 million for the write-off of unamortized deferred financing fees related to the retired debt. The Company incurred $17.1 million of expenses for the new debt including $11.5 million in investment banking and bank arrangement fees, and $5.6 million in legal, accounting and other professional fees. These costs will be amortized over the lives of the new debt.

        The Company's debt agreements contain various covenants, including minimum cash flow (as defined), debt service coverage ratios and maximum capital spending limits. In addition, the debt agreements restrict the Company from paying dividends and making certain investments. The covenants and restrictions of the Indenture governing the Company's Senior Subordinated Notes due 2012 apply only to the Company and not Accellent. All covenants and restrictions under the Credit Agreement apply to the Company, and the covenants and restrictions other than the financial covenants apply to Accellent.

        As of December 31, 2004, the Company and Accellent were in compliance with their respective covenants under the Credit Agreement and the Senior Subordinated Notes due 2012.

        At December 31, 2003 accrued interest related to the Senior Notes of $4.4 million was included in other long-term liabilities on the Consolidated Balance Sheet.

7.     Employee benefit plans:

Pension plans

        The Company has pension plans covering employees at two facilities. Benefits at one facility are provided at a fixed rate for each month of service. The Company's funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist of cash equivalents, bonds and certain equity securities. At our German facility the Company has an unfunded frozen pension plan covering employees hired before 1993. Accellent does not maintain any separate pension plans for employees of the Company.

        The change in projected benefit obligation (in thousands):

	2004	2003
Benefit obligation at beginning of year	$2,333	$1,708
Service cost	77	58
Interest cost	130	115
Actuarial loss	349	291
Currency translation	137	220
Benefits paid	(70)	(59)

Benefit obligation at end of year	$2,956	$2,333

        The change in plan assets (in thousands):

	2004	2003
Fair value of plan assets at beginning of year	$804	$561
Actual return on plan assets	57	98
Employer contribution	36	183
Benefits paid	(41)	(38)

Fair value of plan assets at end of year	$856	$804

        Reconciliation of the accrued benefit cost recognized in the financial statements (in thousands):

	2004	2003
Funded status	$(2,100)	$(1,528)
Unrecognized net actuarial loss	680	479
Currency translation	24	16

Accrued benefit obligation	(1,396)	(1,033)

Presented as Prepaid expenses and other	204	224
Presented as Other long-term liabilities	(1,600)	(1,257)

Total	$(1,396)	$(1,033)

        Components of net periodic benefit cost for years ended December 31 (in thousands):

	2004	2003	2002
Service Cost	$77	$58	$56
Interest Cost	130	115	100
Expected return of plan assets	(56)	(43)	(44)
Amortization of transaction obligation	—	25	22
Recognized net actuarial loss	23	23	8

	$174	$178	$142

        Assumptions for benefit obligations at December 31:

	2004	2003
Discount rate	5.66%-4.50%	6.02%-5.50%
Rate of compensation increase	3%	5%

        Assumptions for net periodic benefit costs for years ended December 31:

	2004	2003	2002
Discount rate	6.02%-4.50%	6.75%-6.50%	7.25%-6.50%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.0%	5.0%	5.0%

        To develop the expected long-term rate of return on plan assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio and the payment of plan expenses from the pension trust. This resulted in the selection of the 7.0% expected long-term rate of return on plan assets assumption.

        The pension plans have the following asset allocations, as of their measurement dates:

	Actual Percentage of Plan Assets at December 31,
Asset Category
	2004	2003
Equity Securities—Domestic	59.6%	61.3%
Debt Securities	39.5%	38.2%
Cash and Other	0.9%	0.5%

Total	100.0%	100.0%

        As of December 31, 2004, the Pension Plans' target asset allocation was as follows:

Asset Allocation Policy Guidelines

Asset Class	Target Allocation %
Fixed Income	40.0%
Domestic Equity	60.0%

        The asset allocation policy was developed in consideration of the long-term investment objective of ensuring that there is an adequate level of assets to support benefit obligations to plan participants. A secondary objective is minimizing the impact of market fluctuations on the value of the plans' assets.

        In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

    Fixed income investments are oriented toward investment grade securities rated "BBB" or higher. They are diversified among individual securities and sectors. The average maturity was 6.6 years as of December 31, 2004.

    Equity investments are diversified among individual securities, industries and economic sectors. Most securities held are issued by companies with medium to large market capitalizations.

        The Company has 401(k) plans available for most employees. An employee may contribute up to 10 - 15% of gross salary to the 401(k) plan, depending upon the specific plan. The Company's Board of Directors determines annually what contribution, if any, the Company shall make to the 401(k) plan.

        The employees' contributions vest immediately, while the Company's contributions vest over an immediate to six-year period. The Company matches 25 - 50% of the employee's contributions to this plan up to certain maximums, depending upon the specific plan. The Company's contributions for matching totaled approximately $1.1 million, $0.7 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has profit sharing plans available to employees at several of its locations. The Company's Board of Directors determines annually what contribution, if any, the Company shall make to the profit sharing plan. The Company's contributions vest over an immediate to six-year period. The Company expensed $3.4 million, $2.9 million and $1.7 million for these plans for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has a Supplemental Executive Retirement Pension Program (SERP) that covers certain of its executives. The SERP is a non-qualified, unfunded deferred compensation plan. Expenses incurred by the Company related to the SERP, which are actuarially determined, were $33,282, $139,186 and $117,700 for the years ended December 31, 2004, 2003 and 2002, respectively. The liability for the plan was $0.3 million and $1.1 million as of December 31, 2004 and 2003, respectively, and was included in other long-term liabilities of the Company.

8.     Stock grants and options and stock based plans:

        Accellent has a stock option and incentive plan which provides for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock units. The total number of shares authorized under the plan is 3,600,000 at December 31, 2004. The plan generally requires exercise of options within ten years of grant. Vesting is determined in the applicable stock option agreement and generally occurs in equal annual installments over five years. All stock options granted by Accellent have been granted to directors and employees of Accellent and the Company. The Company does not have a separate stock option plan.

        Stock grant and option transactions are summarized as follows:

Shares under option	Number of shares	Weighted average exercise price
Outstanding at December 31, 2001	1,298,117	$7.09
Granted	9,000	10.08
Exercised	—	—
Forfeited	(50,076)	9.78

Outstanding at December 31, 2002	1,257,041	$7.00

Granted	1,008,050	8.18
Exercised	—	—
Forfeited	(128,050)	9.50

Outstanding at December 31, 2003	2,137,041	$7.41

Granted	645,700	8.18
Exercised	—	—
Forfeited	(192,131)	8.78

Outstanding at December 31, 2004	2,590,610	$7.50

Options exercisable at:
December 31, 2002	726,250	$5.16
December 31, 2003	811,024	$5.62
December 31, 2004	1,097,985	$6.41

        Below is additional information related to Accellent stock option grants to employees of the Company which are outstanding and exercisable at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options outstanding at December 31, 2004	Weighted average remaining contractual life in years	Weighted average exercise price (per share)	Number exercisable at December 31, 2004	Weighted average exercise price (per share)
$2.22	425,977	5.4	$2.22	425,977	$2.22
$6.08-6.67	18,641	5.1	6.10	18,513	6.10
$8.18	1,563,750	8.9	8.18	207,929	8.18
$8.89-9.78	582,242	5.9	9.58	445,566	9.61

	2,590,610	7.6	$7.50	1,097,985	$6.41

        At December 31, 2004, 1,009,390 shares are available to grant under the Accellent stock option plan.

Phantom stock plans

        The Star Guide Phantom Stock Plan provides for grants of phantom stock to eligible employees of Star Guide, a subsidiary of the Company. The Company granted 29,708 phantom shares on July 6, 1999 under this plan. All shares of phantom stock granted under this plan are immediately and fully vested. Holders of phantom stock under this plan have no voting rights, no stockholder rights and no employment rights. They are, however, entitled to receive the greater of the value of Accellent Class A-1 5% Convertible Preferred Stock or $10.94 per share (pre-conversion) upon redemption. Redemption of phantom shares will occur upon the earlier of certain changes in the Company's ownership, certain qualified public offerings, ten years after issuance or death of the holder. In addition, dividends are cumulative at the rate of 5% per share per annum, do not require declaration by the board of directors and are paid no later than upon redemption of the phantom shares. The redemption payment can be paid, as determined by Accellent, in any combination of cash or discounted stock options. A holder of phantom stock may not transfer or assign phantom stock, other than by will or the laws of descent and distribution. The Company records compensation expense (credit) to adjust for the redemption value and accumulated dividends upon redemption since the redemption is certain to occur.

        The 2000 Employee Phantom Stock Plan provides grants to eligible employees of the Company as determined by the Board of Directors. Up to a total of 229,167 phantom shares may be granted. The Company granted 38,268 phantom shares on March 15, 2001 under this plan in connection with the payment of contingent consideration owed in respect of the Noble-Met acquisition. All shares of phantom stock granted under the plan were immediately and fully vested. Holders of phantom stock under this plan have no voting rights, no stockholder rights and no employment rights. They are, however, entitled to receive the greater of the value of Accellent Class A-2 5% Convertible Preferred Stock or $12.00 per share (pre-conversion) upon redemption. Redemption of phantom shares will occur upon the earlier of certain changes in the Company's ownership, certain qualified public offerings, ten years after issuance or death of the holder. In addition, dividends are cumulative at the rate of 5% per share per annum, do not require declaration by the board of directors and are paid no later than upon redemption of the phantom shares. The redemption payment can be paid, as determined by Accellent, in any combination of cash or discounted stock options. A holder of phantom stock may not transfer or assign phantom stock, other than by will or the laws of descent and distribution. The Company records compensation expense (credit) at the end of each accounting period to adjust for the redemption value and accumulated dividends upon redemption since the redemption is certain to occur.

        The Venusa earn-out plan provides grants of phantom stock to certain employees of Venusa who were employed at Venusa at the time of the acquisition. The Company granted 86,523 phantom shares on May 31, 2004 based on the achievement of certain earnings targets for fiscal years 2002 and 2003. The Company will grant an additional 14,266 phantom shares during fiscal year 2005 based on the achievement of certain earnings targets for fiscal year 2004. All shares of phantom stock granted under this plan are immediately and fully vested. Holders of phantom stock under this plan have no voting rights, no stockholder rights and no employment rights. They are, however, entitled to receive the value of 1.8 shares of Accellent common stock for each share of phantom stock upon redemption. Redemption of the phantom shares will occur upon the earlier of certain changes in the Company's ownership, certain qualified public offerings, ten years after issuance or death of the holder. In addition, dividends are cumulative at the rate of 5% per share per annum, do not require declaration by the board of directors and are paid no later than upon redemption of the phantom shares. The redemption will be paid in cash. A holder of phantom stock may not transfer or assign phantom stock, other than by will or the laws of descent and distribution. The Company records the issuance of phantom stock under this plan as an increase to the cost to acquire Venusa. The Company records compensation expense (credit) at the end of each accounting period to adjust for the redemption value and accumulated dividends upon redemption since the redemption is certain to occur.

9.     Income taxes:

        The provision for income taxes includes federal, state and foreign taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current
Federal	$—	$—	$—
State	1,228	997	—
Foreign	741	383	160
Deferred
Federal	1,386	11,020	(5,214)
State	128	1,472	(91)

Total provision	$3,483	$13,872	$(5,145)

        Loss before income taxes included income (loss) from foreign operations of $3,362,000, $1,607,000 and $(333,000) in 2004, 2003 and 2002, respectively.

        Major differences between income taxes at the federal statutory rate and the amount recorded on the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Tax at statutory rate	$(748)	$(326)	$(11,395)
Valuation allowance on deferred tax assets	3,931	13,554	1,058
State taxes, net of federal benefit	787	1,212	(106)
Nondeductible goodwill	—	5	6,133
Other, net	(487)	(573)	(835)

Tax provision	$3,483	$13,872	$(5,145)

        The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Deferred tax assets (liabilities):
Operating loss and tax credit carryforwards	$36,746	$12,493
Compensation	2,702	2,212
Environmental	3,251	2,031
Inventory and accounts receivable reserves	4,281	4,016
Restructuring costs	7,210	240
Other	2,635	2,625
Valuation allowances	(43,072)	(15,413)
Deferred tax liabilities:
Depreciation	(3,924)	(3,493)
Intangibles	(13,260)	(6,628)

Net deferred tax assets (liabilities)	$(3,431)	$(1,917)

        During the fourth quarter of 2003, the Company determined that income from its operations would not be sufficient to cover its interest and financing costs. Accordingly, the Company provided a valuation allowance of $13.6 million equal to the full amount of the Company's net deferred tax asset. Approximately $93.2 million of taxable income is needed to fully realize deferred tax assets. The loss carryforwards expire beginning in the year 2020 and ending in the year 2024. The future utilization of the loss carryforwards may be limited in future years by the provisions of internal revenue code section 382 due to change in control occurrences experienced by both Accellent and MedSource.

        As of December 31, 2004, the Company has not provided for withholding or U.S. federal income taxes on undistributed earnings of foreign subsidiaries since such earnings are expected to be reinvested indefinitely.

10.   Capital stock:

        The Company has 1,000 shares of common stock authorized and 100 shares issued and outstanding, $.01 per value per share. All shares are owned by Accellent.

        The Company has received proceeds from the sale of permanent equity by its parent, Accellent. The proceeds received by the Company from inception to December 31, 2004 amounted to $201.3 million and are included in additional paid-in capital. The Company is under no obligation to repay these amounts to Accellent. Presented below is a summary of each permanent equity sale of Accellent for which the proceeds were contributed to the Company.

Common Stock

        At December 31, 2004 and 2003, Accellent had 429,578 shares of common stock outstanding. Holders of Accellent's common stock are entitled to vote on all matters submitted to the Accellent stockholders for a vote together with the holders of Accellent's preferred stock, all voting together as a single class. The proceeds from the sale of common stock by Accellent have been contributed to the Company.

Convertible Preferred Stock

        The proceeds from the sale by Accellent of Class A Convertible Preferred Stock have been contributed to the Company. A description of each Accellent Class A Preferred offering is summarized below:

Balance December 31,
		2004	2003	2002
Class A-1	Shares Amount	$868,372 8,684	$868,372 8,684	$868,372 8,684
Class A-2	Shares Amount	$1,156,250 11,563	$1,156,250 11,563	$1,156,250 11,563
Class A-3	Shares Amount	$26,456 264	$26,456 264	$26,456 264
Class A-4	Shares Amount	$3,437,500 34,375	$3,437,500 34,375	$3,437,500 34,375
Class A-5	Shares Amount	$995,469 9,955	$995,469 9,955	$995,469 9,955
Class A-6	Shares Amount	$187,033 1,870	$187,033 1,870	$187,033 1,870
Class A-7	Shares Amount	$1,767,548 17,675	— —	— —
Class A-8	Shares Amount	$7,568,980 75,690	— —	— —
Class AA	Shares Amount	$547,502 5,475	$547,502 5,475	$515,882 5,159
Class AB	Shares Amount	— —	— —	— —
Total	Shares	16,555,110	7,218,582	7,186,962

	Amount	$165,551	$72,186	$71,870

        Each series of Class A Convertible Preferred Stock ranks senior to the common stock and the Class B Convertible Preferred Stock described in Note 11, junior to the Class C Redeemable Preferred Stock described in Note 11, and pari passu with each other series of Class A Convertible Preferred Stock in priority with respect to the payment of dividends and the right to receive payment in connection with any liquidation, dissolution or winding up of Accellent. Each series of Class A Convertible Preferred Stock is subject to, and the holders of shares of each such series are entitled to, the following rights, privileges, preferences and priorities:

        Dividends.    The holders of shares of Class A Convertible Preferred Stock, other than holders of Class AA and Class AB Convertible Preferred Stock, are entitled to be paid cumulative dividends at the rate of 5% of the liquidation value of such shares in preference to payment of dividends on common stock or other classes of junior capital stock of Accellent when, as, and if declared by Accellent's board of directors. After payment of all dividends on the eligible series of Class A Convertible Preferred Stock, the holders of all series of Class A Convertible Preferred Stock are entitled to participate, on an as converted basis, with the outstanding shares of Accellent's common stock as to any dividends payable on such common stock when, as, and if declared by Accellent's board of directors. The Company has no arrangements or future plans with Accellent that would require the Company to fund dividends declared by Accellent. In addition, the Company's debt agreements limit the amount of distributions the Company may pay to Accellent.

        Voting Rights.    The holders of all series of Class A Convertible Preferred Stock are entitled to vote on all matters submitted to the Accellent stockholders for a vote together with the holders of Accellent's common stock, all voting together as a single class. Each holder of Class A Convertible Preferred Stock is entitled to a number of votes (rounded to the nearest whole number) equal to the number of shares of Accellent's common stock into which such shares are convertible immediately after the close of business on the record date fixed for taking such vote.

        Special Voting Rights.    The consent of the holders of at least two-thirds of each affected series of Class A Convertible Preferred Stock, each such series voting as a separate class, is required for any action that (a) authorizes or issues shares of any class of capital stock having any preference or priority superior to any preference or priority of a series of Class A Convertible Preferred Stock other than Class AA or Class AB Convertible Preferred Stock or (b) changes the number of shares or class of capital stock into which shares of such affected series are convertible. With respect to the Class AA and Class AB Convertible Preferred Stock, the consent of the holders of at least two-thirds of the Class A Convertible Preferred Stock, voting together as a single class, is required for any action that authorizes or issues shares of any class of capital stock having any preference or priority superior to any preference or priority of the Class A Convertible Preferred Stock.

        Conversion.    Shares of Class A Convertible Preferred Stock are convertible at the holder's option at a rate of 1.8 shares of Accellent's common stock per share of Class A Convertible Preferred Stock. Accellent may at any time require the conversion of all of the outstanding Class A Convertible Preferred Stock upon the closing of a firmly underwritten public offering of shares of Accellent's common stock. Any declared dividends are payable upon conversion.

        Liquidation Preferences.    Shares of certain Accellent preferred stock have liquidation values in excess of their carrying value. The Company has no arrangements or future plans with Accellent that would require the Company to fund these liquidation preferences. In addition, the Company's debt agreements limit the amount of distributions the Company may pay to Accellent.

Class A-1 5% Convertible Preferred Stock

        Shares of Class A-1 5% Convertible Preferred Stock were issued in connection with a 1999 acquisition. The carrying value of Class A-1 differs from its original issuance value by $2.6 million due to valuing certain shares issued to the selling shareholders in the 1999 acquisition at their carryover basis. At December 31, 2004 and 2003, there were 2,500,000 shares authorized and 868,372 shares issued and outstanding with a liquidation preference of $9.5 million.

Class A-2 5% Convertible Preferred Stock

        At December 31, 2004 and 2003, there were 1,400,000 shares authorized and 1,156,250 issued and outstanding with a liquidation preference of $13.9 million.

Class A-3 5% Convertible Preferred Stock

        At December 31, 2004 and 2003, there were 26,456 shares authorized, issued and outstanding with a liquidation preference of $0.5 million.

Class A-4 5% Convertible Preferred Stock

        At December 31, 2004 and 2003, there were 6,250,000 shares authorized and 3,437,500 issued and outstanding with a liquidation preference of $55.0 million.

Class A-5 5% Convertible Preferred Stock

        At December 31, 2004 and 2003, there were 1,500,000 shares authorized and 995,469 shares issued and outstanding with a liquidation preference of $15.9 million.

Class A-6 5% Convertible Preferred Stock

        On December 20, 2001, Accellent sold 187,033 shares of Class A-6 5% Convertible Preferred Stock for $3.1 million. The proceeds were used to fund the $3.0 million earn-out for a 2000 acquisition. The shares are convertible into common stock valued at $4.8 million. The value of the common stock was based on the expected offering price of $14.40 for the initial public offering of Accellent common stock during fiscal year 2001. The excess of the fair value of the common stock conversion rights over the price paid for the Class A-6 5% Convertible Preferred Stock was recorded as a beneficial conversion feature which was reflected on the Company's statement of operations as a reduction of net income available to common stockholder. The initial public offering of Accellent common stock was never consummated. At December 31, 2004 and 2003, there were 300,000 shares of Class A-6 5% Convertible Preferred Stock authorized and 187,033 shares issued and outstanding with a liquidation preference of $3.1 million.

Class A-7 5% Convertible Preferred Stock

        On May 31, 2004, Accellent issued 1,767,548 shares of its Class A-7 5% Convertible Preferred Stock valued at $26.0 million as partial payment of its obligation under the Venusa acquisition's earn-out provision. The liquidation value of the Class A-7 Convertible Preferred Stock is $14.72. The Company treated the issuance of these shares by Accellent to the former owners of Venusa as a contribution to capital. The Company determined the value of the Class A-7 5% Convertible Preferred Stock and phantom stock based on arms length negotiations between Accellent and Venusa, and arms length negotiations between Accellent and potential investors in Accellent's equity securities. Accellent will issue approximately 260,000 additional Class A-7 shares to Venusa during fiscal year 2005 in connection with Venusa achieving certain earn-out targets for fiscal year 2004. There are no additional earn-out provisions requiring Accellent to issue additional Class A-7 shares. At December 31, 2003 and 2004 there were 2,000,000 shares authorized. At December 31, 2004 there were 1,767,548 shares issued and outstanding with a liquidation preference of $26.0 million. Accellent intends to amend its Articles of Incorporation to increase the number of authorized shares of Class A-7 Convertible Preferred Stock to the extent necessary to issuance of the additional Class A-7 shares in connection with the Venusa earn-out. There were no shares issued and outstanding at December 31, 2003.

Class A-8 5% Convertible Preferred Stock

        On June 30, 2004, Accellent sold 7,568,980 shares of its new Class A-8 5% Convertible Preferred Stock for $88.0 million, net of approximately $1.8 million in fees. The liquidation value of the Class A-8 Convertible Preferred Stock is $14.28. In connection with the sale of these shares, Accellent issued warrants to the Class A-8 shareholders which provided for the issuance of additional shares in the event Venusa achieved earn-out targets which entitle Venusa shareholders to additional shares of Class A-7 5% Convertible Preferred Stock. Venusa achieved the earn-out targets for fiscal year 2004 which will require Accellent to issue approximately 182,000 additional Class A-8 shares during fiscal year 2005. There are no additional earn-out provisions requiring Accellent to issue additional Class A-8 shares. At December 31, 2004, there were 9,000,000 shares authorized and 7,568,980 shares issued and outstanding with a liquidation preference of $108.1 million. There were no shares authorized, issued or outstanding at December 31, 2003.

Class AA Convertible Preferred Stock

        On May 31, 2000, Accellent entered into a Securities Purchase Agreement with certain investors for the issuance of an aggregate of 515,882 shares of Class AA Convertible Preferred Stock in connection with the issuance of the Senior Notes and Senior Subordinated Notes due 2007. The Class AA Convertible Preferred Stock was valued at $6.9 million and the Senior and Subordinated Notes due 2007 have been discounted for the amount attributed to the stock. On May 28, 2003 pursuant to an anti-dilution agreement, certain investors exercised their rights and acquired 31,620 shares of Class AA Convertible Preferred Stock at $0.01 per share. At each of December 31, 2004 and 2003, there were 1,000,000 shares authorized and 547,502 shares issued and outstanding, with a liquidation preference of $8.8 million. Other investors have the right to acquire 2,380 shares of Class AA Convertible Preferred Stock at $0.01 per share.

Class AB Convertible Preferred Stock

        On February 24, 2003, Accellent increased the number of authorized Class AB Convertible Preferred shares from 750,000 to 1,200,000 and decreased their liquidation value from $17.75 per share to $16.50 per share. As of December 31, 2004 and 2003, none were issued and outstanding.

Class AB Warrants

        On February 28, 2003, Accellent sold 1,136,364 shares of Class C Redeemable Preferred Stock for $16.50 per share. Each share of Class C Redeemable Preferred Stock was issued a warrant to purchase one share of Accellent's Class AB Convertible Preferred Stock at the exercise price of $0.01 per share. The warrants have been valued at $6.2 million based on the present value of the expected return on investment assuming a three year return on investment of a discount rate of 30%. At December 31, 2004, warrants to purchase 1,136,364 shares of Accellent's Class AB Convertible Preferred Stock were outstanding and unexercised.

11.   Redeemable and convertible preferred stock of parent company:

        Accellent has contributed the net proceeds from the sale of its redeemable and convertible preferred stock to the Company to fund acquisitions. The Company has presented capital contributions relating to Accellent's redeemable and convertible preferred stock on its balance sheets outside of permanent equity in accordance with SAB 54 (Topic 5J).

Class B-1 Convertible Preferred Stock

        At December 31, 2003, there were 300,000 shares authorized, issued and outstanding. These shares were redeemed during fiscal year 2004 at liquidation value, or $30,000.

Class B-2 Convertible Preferred Stock

        At December 31, 2004 and 2003, there were 300,000 and 100,000 shares authorized, issued and outstanding, respectively. In May 2004, Accellent issued 200,000 shares of its Class B-2 Convertible Preferred Stock at a value equal to the liquidation value of $0.10 per share to the Chief Executive Officer of the Company in respect of services performed for the Company. Liquidation value was determined to be the most appropriate method to record the Class B-2 Convertible Preferred Stock based on the likelihood that redemption will occur.

        Accellent's Class B Convertible Preferred Stock has a liquidation value equal to $.10 per share, is subordinate to all classes of Class A Convertible Preferred Stock, and is not entitled to receive cumulative dividends. The holders of shares of Class B Convertible Preferred Stock are entitled to participate, on an as converted basis, with the holders of Accellent's common stock as to any dividends declared and paid on common stock. Shares of Class B Convertible Preferred Stock are convertible into Accellent's voting common stock based on a conversion formula under which portions of the Class B Convertible Preferred Stock are convertible when Accellent realizes certain internal rates of return, as calculated in accordance with Accellent's Articles of Incorporation. All Class B Convertible Preferred Stock will be redeemed by Accellent at liquidation value if not previously converted into Accellent's common stock, on July 1, 2004 with respect to Class B-1 Convertible Preferred shares and May 31, 2005 with respect to the Class B-2 Convertible Preferred shares. The Class B-1 Convertible Preferred shares were redeemed during fiscal year 2004. Accellent may at any time require the conversion of all of the outstanding Class B Convertible Preferred shares upon the closing of a firmly underwritten public offering of Accellent's common stock. The holders of Class B Convertible Preferred shares are entitled to notice of all shareholder meetings but do not have voting rights. However, the consent of the holders of at least two-thirds of each class of Class B Convertible Preferred Stock, voting together as a single class, shall be required for any action that (a) authorizes or issues shares of any class of stock having any preference or priority superior to any such preference or priority of such class of Class B Convertible Preferred Stock; or (b) changes the number of shares or class of stock into which such class of Class B Convertible Preferred Stock is convertible.

Class C Redeemable Preferred Stock

        On February 28, 2003, Accellent sold 1,136,364 shares of Class C Redeemable Preferred Stock for $18.8 million. The proceeds were used to fund the Company's acquisition of Venusa. The shares are valued at $12.6 million. The difference of $6.2 million represents the portion of the proceeds attributable to the value of the warrants issued for each share of Accellent's Class C Redeemable Preferred Stock to purchase one share of Accellent's Class AB Convertible Preferred Stock at the exercise price of $0.01 per share. The portion of the proceeds allocated to the warrants has been recorded as a contribution of capital in additional paid-in capital of the Company. Accellent repurchased the Class C Redeemable Preferred Stock in June of 2004 for the liquidation value, or $18.8 million.

        The Company's Consolidated Statement of Operations includes $8.2 million of dividends on redeemable and convertible preferred stock of parent company which includes the $6.2 million difference between the carrying value of the Class C Redeemable Preferred Stock repurchased by Accellent, and $2.0 million of cash dividends declared and paid by Accellent. These distributions have been pushed down to the Company from Accellent in accordance with SAB 54, Topic 5J.

        As of December 31, 2004 and 2003, there were 1,200,000 shares of Class C Redeemable Preferred Stock authorized. As of December 31, 2003, there were 1,136,364 shares issued and outstanding with a liquidation preference of $18.8 million. As of December 31, 2004, there were no shares issued and outstanding.

12.   Related-party transactions:

        The Company pays fees to KRG Capital Partners, LLC, which, as the general partner of the general partner of KRG/CMS L.P. beneficially owns a significant portion of Accellent's stock. During the years ended December 31, 2004, 2003 and 2002, the Company expensed KRG management fees, plus expenses, of $0.5 million, $0.6 million and $0.5 million, respectively. Additionally, the Company incurred KRG transaction related fees, plus expenses, of $2.3 million for fiscal year 2004 and $0.2 million for fiscal year 2003 which were included as a part of the cost of the related acquisitions. During fiscal year 2004, Accellent paid preferred stock dividends to KRG/CMS L.P. of $10.2 million, and repurchased $8.3 million of Accellent Class C Redeemable Preferred Stock from KRG/CMS L.P.

        DLJ Merchant Banking Partners III, L.P., and certain related funds including DLJ Merchant Banking III, Inc., own a significant portion of Accellent's stock. During fiscal year 2004, the Company expensed management fees, plus expenses of $0.3 million to DLJ Merchant Banking III, Inc. Additionally, the Company paid DLJ Merchant Banking III, Inc. $1.8 million in connection with the sale of Accellent's Class A-8 5% Convertible Preferred Stock. During fiscal year 2004, Accellent paid $0.5 million of preferred stock dividends and repurchased $1.3 million of Accellent Class C Redeemable Preferred Stock from DLJ Investment Partners II, L.P., DLJ Investment Funding II, Inc., DLJ ESC II L.P., DLJ Investment Partners, L.P., and their permitted successors and transferees, which are affiliates of DLJ Merchant Banking Partners III, L.P.

        An affiliate of DLJ Merchant Banking Partners III, Inc. acted as the sole lead arranger, sole book runner, collateral agent and administrative agent under the Company's senior secured credit facility, and as an initial purchaser of the Company's notes, for which it received customary fees and expenses during the fiscal year ended December 31, 2004 of $8.8 million.

        For the years ended December 31, 2004, 2003 and 2002, Accellent pushed down to the Company interest expense, including debt issuance costs, of $6.7 million, $5.8 million and $5.2 million. For the year ended December 31, 2004, Accellent pushed down to the Company dividends paid of $8.2 million on the Class C Redeemable Preferred Stock of Accellent.

        The Company leases a facility from an Accellent stockholder and director as further explained in Note 16.

13.   Environmental matters:

        At December 31, 2004, the Company had a long-term liability of $4.8 million related to the potential MedSource remediation and the Collegeville remediation. At December 31, 2003, the Company had a long-term liability of $4.0 million related to the Collegeville remediation. The increase in the liability from December 31, 2003 relates primarily to the MedSource acquisition. The Company has prepared estimates of its potential liability for these properties, if any, based on available information. Changes in EPA standards, improvement in cleanup technology and discovery of additional information, however, could affect the estimated costs associated with these matters in the future. The clean up of these identified environmental matters is not expected to have a material adverse effect upon the liquidity, capital resources, business or consolidated financial position of the Company. However, one or more of such environmental matters could have a significant negative impact on consolidated financial results for a particular reporting period.

        In 2001, the United States Environmental Protection Agency, or EPA, approved a Final Design Submission submitted by UTI Corporation, a Pennsylvania corporation and a wholly owned subsidiary of the Company ("UTI Pennsylvania"), to the EPA in respect of a July 1988 Administrative Consent Order issued by the EPA requiring UTI Pennsylvania to study and, if necessary, remediate the groundwater and soil beneath and around its plant in Collegeville, Pennsylvania. Since that time, UTI Pennsylvania has implemented and is operating successfully a contamination treatment system approved by the EPA. MedSource's subsidiaries also operate or formerly operated facilities located on properties where environmental contamination may have occurred or be present.

14.   Fair value of financial instruments:

        The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate methodologies; however, considerable judgment is required in interpreting market data to develop these estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Certain of these financial instruments are with major financial institutions and expose the Company to market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is continually reviewed, and full performance is anticipated.

        The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

  •
  Cash and cash equivalents, accounts receivable and accounts payable—The carrying amounts of these items are a reasonable estimate of their fair values.

  •
  Borrowings under the Credit Agreement—Borrowings under the credit arrangements have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

  •
  Borrowings under the Senior Subordinated Notes due 2012—Borrowings under the Senior Subordinated Notes due 2012 have a fixed rate that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

15.   Business segments:

        Concurrent with the acquisition of MedSource on June 30, 2004, the Company realigned its management to focus on the three main medical device markets which it serves. As a result of this realignment, the Company has three operating segments: endoscopy, cardiology and orthopaedic. The Company has determined that all of its operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

        The following table presents net sales by country or geographic region based on the location of the customer for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Net sales:
United States	$270,513	$143,634	$107,782
Ireland	16,620	7,270	5,734
Germany	11,160	8,271	7,607
Netherlands	5,218	3,969	3,564
United Kingdom	3,442	2,312	2,806
Other Western Europe	7,799	4,023	3,746
Asia Pacific	1,793	1,799	1,859
Eastern Europe	1,641	1,346	1,091
Central and South America	1,173	1,022	724
Other	810	577	928

Total	$320,169	$174,223	$135,841

        The following table presents long-lived assets based on the location of the asset (in thousands):

	December 31
	2004	2003
Long-lived assets:
United States	$467,157	$184,898
England	510	592
Germany	2,229	2,169
Ireland	2,102	1,480
Mexico	2,388	715

Total	$474,386	$189,854

        The table above includes goodwill and intangibles and other assets of $371,334,590 and $150,595,603 in 2004 and 2003, respectively which are included in U.S. long-lived assets.

16.   Commitments and contingencies:

        The Company is obligated on various lease agreements for office space, automobiles and equipment, expiring through 2021, which are accounted for as operating leases.

        The Company leases an office and manufacturing facility from an Accellent stockholder and director under a 4-year operating lease through July 2007. The lease requires payments of approximately $35,000 per month, which represents prevailing market rates.

        Aggregate rental expense for the years ended December 31, 2004, 2003 and 2002 was $5,679,107, $3,131,878 and $2,298,689, respectively. The future minimum rental commitments under all operating leases are as follows (in thousands):

Year	Amount
2005	$6,701
2006	4,458
2007	3,433
2008	2,601
2009	1,419
Thereafter	6,447

Total	$25,059

        The Company is involved in various legal proceedings in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the outcome of such proceedings will not have a materially adverse effect on the Company's financial position or results of operations or cash flows.

        The Company has various purchase commitments for materials, supplies, machinery and equipment incident to the ordinary conduct of business. Such purchase commitments are generally for a period of less than one year, often cancelable and able to be rescheduled and not at prices in excess of current market prices.

17.   Supplemental Guarantor Condensed Consolidating Financial Statements

        The Company issued $175,000,000 in principal amount of 10% Senior Subordinated Notes due 2012. In connection with the issuance, all of its domestic subsidiaries have guaranteed (the "Subsidiary Guarantors") on a joint and several, full and unconditional basis. Certain foreign subsidiaries (the "Non Guarantor Subsidiaries") have not guaranteed such debt.

        The following tables present the unaudited condensed consolidating balance sheets of the Company ("Parent"), the Subsidiary Guarantors and the Non Guarantor Subsidiaries as of December 31, 2004 and December 31, 2003 and the related unaudited condensed consolidating statements of operations and cash flows for each year in the three-year period ended December 31, 2004.

Condensed Consolidating Balance Sheets
December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,267	$2,438	$1,299	$—	$16,004
Receivables, net	—	46,805	1,549	—	48,354
Inventories	—	55,686	2,328	—	58,014
Prepaid expenses and other	—	3,299	172	—	3,471

Total current assets	12,267	108,228	5,348	—	125,843
Property, plant and equipment, net	—	80,907	5,038	—	85,945
Intercompany receivable (payable)	(15,713)	15,189	—	524	—
Investment in subsidiaries	502,862	6,571	—	(509,433)	—
Goodwill	7,116	282,345	—	—	289,461
Intangibles, net	—	81,874	—	—	81,874
Other assets, net	16,815	320	(29)	—	17,106

Total assets	$523,347	$575,434	$10,357	$(508,909)	$600,229

Current portion of long-term debt	$1,940	$21	$—	$—	$1,961
Accounts payable	14	19,346	1,087	—	20,447
Accrued liabilities	12,865	36,115	1,592	—	50,572

Total current liabilities	14,819	55,482	2,679	—	72,980
Note payable and long-term debt	366,090	1	—	—	366,091
Other long-term liabilities	4,947	17,089	1,107	524	23,667

Total liabilities	385,856	72,572	3,786	524	462,738
Redeemable and convertible preferred stock	30	—	—	—	30
Equity	137,461	502,862	6,571	(509,433)	137,461

Total liabilities and equity	$523,347	$575,434	$10,357	$(508,909)	$600,229

Condensed Consolidating Balance Sheets
December 31, 2003 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$14	$3,394	$566	$—	$3,974
Receivables, net	—	19,076	1,664	(79)	20,661
Inventories	—	26,811	1,965	—	28,776
Prepaid expenses and other	—	1,686	78	—	1,764

Total current assets	14	50,967	4,273	(79)	55,175
Property, plant and equipment, net	—	34,894	4,364	—	39,258
Deferred income taxes	955	(926)	(29)	—	—
Intercompany receivable (payable)	(20,793)	22,313	(1,525)	5	—
Investment in subsidiaries	264,740	3,822	—	(268,562)	—
Goodwill	1,054	112,801	—	—	113,855
Intangibles, net	—	68,813	—	—	68,813
Other assets, net	2,034	—	—	—	2,034

Total assets	$248,004	$292,684	$7,083	$(268,636)	$279,135

Current portion of long-term debt	$12,343	$27	$—	$—	$12,370
Accounts payable	—	7,037	612	(75)	7,574
Accrued liabilities	36,070	15,132	1,392	1	52,595

Total current liabilities	48,413	22,196	2,004	(74)	72,539
Note payable and long-term debt	123,855	21	—	—	123,876
Other long-term liabilities	6,330	5,727	1,257	—	13,314

Total liabilities	178,598	27,944	3,261	(74)	209,729
Redeemable and convertible preferred stock	12,593	—	—	—	12,593
Equity	56,813	264,740	3,822	(268,562)	56,813

Total liabilities and equity	$248,004	$292,684	$7,083	$(268,636)	$279,135

Condensed Consolidating Statements of Operations
Year ended December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305,275	$15,793	$(899)	$320,169
Cost of sales	—	224,689	10,606	(899)	234,396
Selling, general and administrative expenses	282	42,950	2,680	—	45,912
Research and development expenses	—	2,426	242	—	2,668
Restructuring and other charges	—	3,600	—	—	3,600
Amortization of intangibles	—	5,539	—	—	5,539

Income (loss) from operations	(282)	26,071	2,265	—	28,054
Interest expense (income)	26,838	(218)	259	—	26,879
Other expense (income)	3,290	829	(807)	—	3,312
Equity in earnings (losses) of affiliates	18,569	2,485	—	(21,054)	—
Income tax expense (benefit)	(6,221)	9,376	328	—	3,483

Net income (loss)	$(5,620)	$18,569	$2,485	$(21,054)	$(5,620)

Condensed Consolidating Statements of Operations
Year ended December 31, 2003 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$163,231	$11,190	$(198)	$174,223
Cost of sales	—	113,291	7,936	(198)	121,029
Selling, general and administrative expenses	(344)	26,943	2,013	—	28,612
Research and development expenses	—	2,405	198	—	2,603
Restructuring and other charges	—	1,487	—	—	1,487
Amortization of intangibles	14	4,814	—	—	4,828

Income from operations	330	14,291	1,043	—	15,664
Interest expense (income)	16,446	(113)	254	—	16,587
Other expense (income)	—	522	(513)	—	9
Equity in earnings (losses) of affiliates	9,427	1,009		(10,436)	—
Income tax expense	8,115	5,464	293	—	13,872

Net income (loss)	$(14,804)	$9,427	$1,009	$(10,436)	$(14,804)

Condensed Consolidating Statements of Operations
Year ended December 31, 2002 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$127,566	$8,354	$(79)	$135,841
Cost of sales	—	89,990	6,829	(79)	96,740
Selling, general and administrative expenses	225	21,679	1,644	—	23,548
Research and development expenses	—	2,220	160	—	2,380
Restructuring and other charges	—	2,440	—	—	2,440
Impairment of goodwill	—	17,523	—	—	17,523
Impairment of intangible assets	—	4,202	—	—	4,202
Amortization of intangibles	42	4,661	—	—	4,703

Loss from operations	(267)	(15,149)	(279)	—	(15,695)
Interest expense (income)	16,883	(294)	334	—	16,923
Other income	—	(61)	—	—	(61)
Equity in earnings (losses) of affiliates	(18,192)	(657)	—	18,849	—
Income tax expense (benefit)	(7,930)	2,741	44	—	(5,145)

Net income (loss)	$(27,412)	$(18,192)	$(657)	$18,849	$(27,412)

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2004 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(6,899)	$25,298	$3,832	$—	$22,231

Cash flows from investing activities:
Capital expenditures	—	(12,774)	(1,126)	—	(13,900)
Proceeds form sale of equipment	—	1,413	—	—	1,413
Acquisitions, net of cash acquired	(214,982)	—	—	—	(214,982)
Other noncurrent assets	13	80	—	—	93

Net cash provided by (used in) investing activities	(214,969)	(11,281)	(1,126)	—	(227,376)

Cash flows from financing activities:
Borrowings	372,000	—	—	—	372,000
Repayments	(185,012)	(27)	—	—	(185,039)
Deferred financing fees	(17,061)	—	—	—	(17,061)
Intercompany advances	17,023	(14,982)	(2,041)	—	—
Dividends on redeemable and convertible preferred stock of parent company	(8,201)	—	—	—	(8,201)
Repurchase of redeemable and convertible preferred stock of parent	(12,583)	—	—	—	(12,583)
Capital contributions from parent	67,955	—	—	—	67,955

Cash flows provided by (used for) financing activities	234,121	(15,009)	(2,041)	—	217,071

Effect of exchange rate changes in cash	—	36	68	—	104
Net increase (decrease) in cash and cash equivalents	12,253	(956)	733	—	12,030
Cash and cash equivalents, beginning of year	14	3,394	566	—	3,974

Cash and cash equivalents, end of year	$12,267	$2,438	$1,299	$—	$16,004

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2003 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(6,548)	$19,197	$1,766	$(23)	$14,392

Cash flows from investing activities:
Capital expenditures	—	(5,193)	(1,178)	—	(6,371)
Transferred assets	—	140	(140)	—	—
Proceeds form sale of equipment	—	79	14	—	93
Acquisitions, net of cash acquired	18,523	(32,965)	52	—	(14,390)
Other noncurrent assets	298	—	—	—	298

Net cash provided by (used in) investing activities	18,821	(37,939)	(1,252)	—	(20,370)

Cash flows from financing activities:
Borrowings	8,000	—	—	—	8,000
Repayments	(21,999)	(68)	—	—	(22,067)
Deferred financing fees	(673)	—	—	—	(673)
Intercompany advances	(16,307)	16,751	(455)	11	—
Proceeds from redeemable and convertible preferred stock of parent	12,553	—	—	—	12,553
Capital contributions from parent	6,164	—	—	—	6,164

Cash flows provided by (used for) financing activities	(12,262)	16,683	(455)	11	3,977

Effect of exchange rate changes in cash	—	46	52	—	98
Net increase (decrease) in cash and cash equivalents	11	(2,013)	111	(12)	(1,903)
Cash and cash equivalents, beginning of year	3	5,407	455	12	5,877

Cash and cash equivalents, end of year	$14	$3,394	$566	$—	$3,974

Condensed Consolidating Statements of Cash Flows
Year ended December 31, 2002 (in 000s)

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used for) operating activities	$(5,825)	$18,506	$1,329	$12	$14,022

Cash flows from investing activities:
Capital expenditures	—	(5,533)	(685)	—	(6,218)
Transferred assets	—	22	(22)	—	—
Proceeds form sale of equipment	—	398	—	—	398
Acquisitions, net of cash acquired	(3,316)	—	—	—	(3,316)
Other noncurrent assets	(310)	—	—	—	(310)

Net cash used in investing activities	(3,626)	(5,113)	(707)	—	(9,446)

Cash flows from financing activities:
Borrowings	11,500	—	—	—	11,500
Repayments	(12,462)	(8)	—	—	(12,470)
Deferred financing fees	(547)	—	—	—	(547)
Intercompany advances	10,960	(10,503)	(457)	—	—
Capital contributions from parent	—	—	—	—	—

Cash flows provided by (used for) financing activities	9,451	(10,511)	(457)	—	(1,517)

Net increase in cash and cash equivalents	—	2,882	165	12	3,059
Cash and cash equivalents, beginning of year	3	2,525	290	—	2,818

Cash and cash equivalents, end of year	$3	$5,407	$455	$12	$5,877

MEDICAL DEVICE MANUFACTURING, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2004 ($ in thousands)

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other(a)	Amounts Written Off	Balance at End of Period
Allowance for doubtful accounts
December 31, 2004	$670	$850	$851	$(305)	$2,066
December 31, 2003	$830	$172	$—	$(332)	$670
December 31, 2002	$581	$392	$—	$(143)	$830

Amounts in Thousands	Balance at Beginning of Period	Additions Charged to Expense	Other	Returns Processed	Balance at End of Period
Reserve for returns:
December 31, 2004	$304	$7,124	$—	$(6,585)	$843
December 31, 2003	$—	$3,847	$—	$(3,543)	$304
December 31, 2002	$—	$2,860	$—	$(2,860)	$—

(a)
Reserve balance for MedSource as of the acquisition date of June 30, 2004.

S-1

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger, dated as of April 27, 2004, among MedSource Technologies, Inc., Medical Device Manufacturing, Inc. and Pine Merger Corporation (incorporated by reference to exhibit 2.1 to MedSource's current report on Form 8-K (Commission File No. 000-49702) filed on April 28, 2004)
2.2*	Subscription Agreement, dated June 30, 2004, among Accellent Inc., DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., DLJ Offshore Partners III, C.V., DLJ MB PartnersIII GmbH & Co. KG, Millennium Partners II, L.P. and MBP III Plan Investors, L.P.
3.1*	Articles of Incorporation of Medical Device Manufacturing, Inc., as amended
3.2*	Bylaws of Medical Device Manufacturing, Inc.
4.1*	Indenture, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee, with respect to the 10% Senior Subordinated Notes due 2012
4.2	Form of 10% Senior Subordinated Notes due 2012 (included in Exhibit 4.1)
4.3	Form of Notation of Guarantee executed by the Guarantors listed on the signature pages to the Indenture (included in Exhibit 4.1)
4.4*	Registration Rights Agreement, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., the Guarantors party thereto, Credit Suisse First Boston LLC and Wachovia Capital Markets, LLC
4.5*	Credit and Guarantee Agreement, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., as borrower, the lenders party thereto, Credit Suisse First Boston, acting through its Cayman Island Branch, as Sole Lead Arranger, Sole Book Runner, Administrative Agent and Collateral Agent Antares Capital Corporation and National City Bank, or co-Documentation Agents, and Wachovia Bank, National Association, as Syndication Agent
4.6*	Pledge and Security Agreement, dated as of June 30, 2004, among Medical Device Manufacturing, Inc., as borrower, the Guarantors party thereto, and Credit Suisse First Boston, acting through its Cayman Islands Branch, as Collateral Agent
4.7*	Amended and Restated Shareholders' Agreement, dated as of June 30, 2004, among Accellent Inc. and the shareholders listed on the signature pages thereto
4.8*	Anti-Dilution Agreement, dated as of May 31, 2000, among Accellent Inc., DLJ Investment Partners II, L.P., DLJ Investment Funding II, Inc., DLJ ESC II L.P. and DLJ Investment Partners, L.P.
4.9*	Third Amended and Restated Registration Rights Agreement, dated as of June 30, 2004, among Accellent Inc. and the shareholders listed on the signature pages thereto
10.1*+	Employment Agreement, dated as of September 15, 2003, between Accellent Inc. and Ron Sparks
10.2*+	Employment Offer Letter, dated as of March 21, 2003, and employment letter dated July 19, 2004 between Accellent Inc. and Gary Curtis
10.3*+	Employment Agreement, dated as of September 2001, between Accellent Inc. and Stewart Fisher
10.4+	Employment Agreement, dated as of May 31, 2000, between Medical Device Manufacturing, Inc. and UTI Corporation, a Pennsylvania corporation, and Jeffrey Farina (incorporated by reference to Exhibit 10.14 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.5+	Employment Agreement, dated July 1, 2004, between Accellent Inc. and Daniel C. Croteau
10.6+	Employment Agreement, dated July 5, 2004, between Accellent Inc. and George R. Trutza
10.7*+	Trade Secrets Agreement and Employment Contract, dated April 7, 2003, between Accellent Inc. and Gary D. Curtis

10.8.1*+	Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated July 22, 2003, between Accellent Inc. and Gary D. Curtis
10.8.2*+	Non-Competition Agreement, dated September, 2001, between Accellent Inc. and Stewart Fisher
10.8.3*+	Non-Competition Agreement, dated May 31, 2000, between Accellent Inc. and Jeffrey Farina (incorporated by reference to exhibit 10.18 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000), as amended on December 1, 2003
10.8.4+	Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated September 15, 2004, between Accellent Inc. and Daniel C. Croteau
10.8.5+	Non-Disclosure, Non-Solicitation, Non-Competition and Invention Assignment Agreement, dated July 19, 2004, between Accellent Inc. and George R. Trutza
10.9*	Management Agreement, dated as of July 6, 1999, as amended on May 31, 2000 and June 30, 2004, between Accellent Inc. and KRG Capital Partners, L.L.C.
10.10*	Letter Agreement, dated as of June 30, 2004, between Accellent Inc., Medical Device Manufacturing, Inc. and DLJ Merchant Banking III, Inc.
10.11*+	Form of 2000 Stock Option and Incentive Plan Incentive Stock Option Agreement (incorporated by reference to exhibit 10.4.1 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)
10.12*+	Form of 2000 Stock Option and Incentive Plan Non-Incentive Stock Option Agreement (incorporated by reference to exhibit 10.4.2 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)
10.13*+	Star Guide Phantom Stock Plan (incorporated by reference to exhibit 10.6 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.14*+	2000 Employee Phantom Stock Plan (incorporated by reference to exhibit 10.7 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.14.1*+	Form of 2000 Employee Phantom Stock Plan Agreement (incorporated by reference to exhibit 10.7.1 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.15*+	2000 Retention Plan for Employees (incorporated by reference to exhibit 10.8 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.16*+	2000 Retention Plan for Medical Engineering Resources, Ltd. Consultants and Employees (incorporated by reference to exhibit 10.9 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.17*+	Accellent Inc. Key Executive Deferred Compensation Plan (incorporated by reference to exhibit 10.10 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)
10.18*+	Accellent Inc. Supplemental Executive Retirement Pension Program (incorporated by reference to exhibit 10.11 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on February 14, 2001)
10.19*	Lease Agreement, dated July 6, 1999, between 5000 Independence LLC and Medical Device Manufacturing, Inc. (incorporated by reference to exhibit 10.22 to Accellent Inc.'s registration statement on Form S-1 (Commission File No. 333-52802) filed on December 27, 2000)
10.20**	Stock Purchase Agreement, dated as of February 28, 2003, between Accellent Inc., Medical Device Manufacturing, Inc., CISA, Ltd. and Giancarlo Gagliardoni and Cesare Gagliardoni.
10.21+	Summary of Director Compensation Arrangements
12.1	Statement of Computation of Ratios of Earnings to Fixed Charges

21.1	List of Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*
Incorporated by reference to Medical Device Manufacturing, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-118675) filed on August 30, 2004.

**
Incorporated by reference to Medical Device Manufacturing, Inc.'s Amendment No. 1 to Form S-4 Registration Statement (Commission File No. 333-118675) filed on October 25, 2004.

+
Management agreement, compensatory plan or arrangement.