Form 10-Q
period 2005-03-31
ACCELLENT CORP.
filed 2005-05-09
CIK 1297885

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

Commission File Number: 333-118675

Accellent Corp.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	91-2054669 (I.R.S. Employer Identification Number)

200 West 7th Avenue Collegeville, Pennsylvania (Address of registrant's principal executive offices)	19426-0992 (Zip code)

Registrant's Telephone Number, Including Area Code: (610) 489-0300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of May 9, 2005, 100 shares of the Registrant's common stock were outstanding. The registrant is a wholly owned subsidiary of Accellent Inc.

Table of Contents

PART I	FINANCIAL INFORMATION
	ITEM 1.	Financial Statements	3
		Unaudited Condensed Consolidated Balance Sheets	3
		Unaudited Condensed Consolidated Statements of Operations	4
		Unaudited Condensed Consolidated Statements of Cash Flows	5
		Notes to Unaudited Condensed Consolidated Financial Statements	6
	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	24
	ITEM 4.	Controls and Procedures	25
PART II	OTHER INFORMATION
	ITEM 6.	Exhibits	26
Signatures			27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCELLENT CORP.
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004
(in thousands)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,171	$16,004
Accounts receivable, net of allowances of $2,886 and $2,909, respectively	52,405	48,354
Inventories	58,912	58,014
Prepaid expenses and other	3,692	3,471

Total current assets	122,180	125,843
Property and equipment, net	84,907	85,945
Goodwill	288,190	289,461
Intangibles, net	80,300	81,874
Deferred financing costs and other assets	17,037	17,106

Total assets	$592,614	$600,229

Liabilities and stockholder's equity
Current liabilities:
Current portion of long-term debt	$1,956	$1,961
Accounts payable	21,090	20,447
Accrued expenses	41,012	50,572

Total current liabilities	64,058	72,980
Notes payable and long-term debt	365,605	366,091
Other long-term liabilities	22,569	23,667

Total liabilities	452,232	462,738
Redeemable and convertible preferred stock of parent company	30	30
Stockholder's equity:
Common stock, par value $.01 per share, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	201,396	201,348
Accumulated other comprehensive income	1,395	1,716
Retained deficit	(62,439)	(65,603)

Total stockholder's equity	140,352	137,461

Total liabilities and stockholder's equity	$592,614	$600,229

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended March 31, 2005 and 2004
(in thousands)

	Three Months Ended March 31,
	2005	2004
Net sales	$108,874	$51,841
Cost of sales	76,857	35,589

Gross profit	32,017	16,252
Selling, general and administrative expenses	15,169	7,855
Research and development expenses	665	585
Restructuring and other charges	850	—
Amortization of intangibles	1,573	1,225

Income from operations	13,760	6,587
Interest expense, net	7,985	3,700
Other income	(27)	(22)

Income before income taxes	5,802	2,909
Income tax expense	2,639	523

Net income	$3,163	$2,386

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(in thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$3,163	$2,386
Cash (used in) provided by operating activities:
Depreciation and amortization	5,336	3,010
Amortization of debt discounts and non-cash interest accrued	816	1,857
Deferred income taxes	1,750	—
Non-cash compensation charge	64	42
Gain on disposal of assets	(20)	(120)
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,156)	(5,141)
Increase in inventories	(1,173)	(2,245)
Increase in prepaid expenses and other	(224)	(185)
(Decrease) increase in accounts payable and accrued expenses	(9,948)	2,033

Net cash (used in) provided by operating activities	(4,392)	1,637

INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(3,173)	(1,700)
Proceeds from sale of assets	32	1,370
Acquisition of business	(13)	(17)
Other non-current assets	—	11

Net cash used in investing activities	(3,154)	(336)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	2,000
Principal payments on long-term debt	(491)	(3,593)
Deferred financing fees	(749)	—

Net cash used in financing activities	(1,240)	(1,593)

EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(47)	(9)

Decrease in cash and cash equivalents	(8,833)	(301)
Cash and cash equivalents at beginning of period	16,004	3,974

Cash and cash equivalents at end of period	$7,171	$3,673

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2005

1.     Summary of Significant Accounting Policies:

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Accellent Corp. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 333-118675) for the year ended December 31, 2004.

        The Company changed its name from Medical Device Manufacturing, Inc. to Accellent Corp. on May 4, 2005. The Company is a wholly owned subsidiary of Accellent Inc. ("Parent"). Parent is a holding company with no operations and whose only asset is the stock of the Company. Proceeds from the issuance of debt and sale of stock of Parent are used by the Company for its acquisitions of its subsidiaries. Additionally, the proceeds of the Company's issuance of $175.0 million of 10% Senior Subordinated Notes due July 15, 2012 (the "Senior Subordinated Notes") were used to retire all of the senior notes of Parent. Accordingly, in compliance with provisions of Staff Accounting Bulletin 54 (Topic 5-J, Question 3), the accompanying financial statements reflect the push down of Parent's debt, related interest expense, debt issuance costs, the Class B-1 and B-2 Redeemable and Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock and related dividends. The Parent debt pushed down to the Company is included in its consolidated balance sheets as long-term debt. The Parent Class B-1 and B-2 Redeemable and Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock pushed down to the Company is included in its consolidated balance sheets as redeemable and convertible preferred stock of parent company. Parent has also raised capital from the sale of common stock, Class A-1 though A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock. The proceeds from the common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock have been advanced to the Company and reflected in its consolidated balance sheets as additional paid-in capital since the Company is under no obligation to repay these amounts. Any costs incurred by Parent for the benefit of the Company have been fully allocated to the Company. Parent does not incur any common expenses for the benefit of both Parent and the Company, therefore, no common expenses are allocated from Parent to the Company. Management believes the methods of allocation are reasonable. For the three months ended March 31, 2004, Parent pushed down to the Company interest expense, including debt issuance costs, of $1.5 million. Parent did not incur any interest expense for the three months ended March 31, 2005.

        The Company's operating results have been included in Parent's consolidated United States and state income tax returns and in tax returns of certain foreign subsidiaries. The provision for income taxes in the Company's financial statements has been determined on a separate return basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. No formal tax sharing agreement exists between the Company and Parent.

Stock-based compensation

        The Company accounts for stock options issued by Parent to employees of the Company using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Had the Company elected to recognize compensation expense for the granting of Parent options under Parent stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation," pro forma net income would have been reported as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net income:
As reported	$3,163	$2,386
Add total stock compensation expense, net of tax, included in income as reported	39	42
Less total stock compensation expense—fair value method net of tax	(367)	(301)

Pro forma net income	$2,835	$2,127

2.     Acquisitions:

        On June 30, 2004, the Company acquired MedSource Technologies, Inc. The acquisition was accounted for as a purchase and accordingly the results of operations include MedSource's results beginning June 30, 2004. MedSource is an engineering and manufacturing services provider to the medical device industry. The purchase price was $219.7 million, consisting of $208.8 million in cash for the purchase of common stock and the cash out of options and warrants, and $10.9 million of transaction fees. The purchase was financed by a combination of new debt and equity as discussed in notes 6 and 8. In addition, the then existing indebtedness of MedSource equal to $36.1 million plus related accrued interest was repaid in conjunction with the acquisition. The Company estimates that it will incur $21.3 million for integration and other liabilities.

        The purchase price for the MedSource acquisition was allocated as follows (in thousands):

Inventories	$27,689
Accounts receivable	24,782
Prepaid expenses and other current assets	702
Property and equipment	44,169
Goodwill	168,271
Intangible and other assets	19,938
Current liabilities	(34,311)
Debt assumed	(36,131)
Other long-term liabilities	(9,710)

Cash paid, net of cash acquired of $14,304	$205,399

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

        The following unaudited pro forma consolidated financial information reflects the purchase of MedSource assuming the acquisition had occurred as of the beginning of each period. This unaudited pro forma information has been provided for informational purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions had been on the date indicated, or that may be reported in the future (in thousands):

Three Months Ended March 31, 2004
Net sales	$97,630
Net income	656

        The pro forma net income for the three months ended March 31, 2004 includes $1.1 million of restructuring charges recognized by MedSource.

3.     Restructuring and Other Charges:

        In connection with the MedSource acquisition, the Company identified $21.1 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $11.6 million in severance payments and $9.5 million in lease termination and other contract termination costs. Severance payments relate to approximately 570 employees in manufacturing, selling and administration and are expected to be paid by mid-year 2006. All other costs are expected to be paid by 2018. The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill in the near term. During the first quarter of fiscal year 2005, the Company decreased the estimated liability for the MedSource facilities consolidation by $0.4 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.

        The Company recognized $0.9 million of restructuring charges and acquisition integration costs during the first quarter of fiscal year 2005, including $0.3 million of severance costs and $0.5 million of other exit costs including costs to move production processes from three facilities that are closing to other production facilities of the Company. In addition to the $0.8 million in restructuring charges incurred during first quarter of fiscal year 2005, the Company incurred $0.1 million of costs for the integration of MedSource comprised primarily of outside professional services.

        The following table summarizes the recorded accruals and activity related to the restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2004	$7,764	$9,913	$17,677
Adjustment to planned plant closure and severance costs for the MedSource integration	72	(450)	(378)
Restructuring and integration charges incurred	279	571	850
Paid year-to-date	(1,557)	(621)	(2,178)

Balance March 31, 2005	$6,558	$9,413	$15,971

4.     Comprehensive Income:

        Comprehensive income represents net income plus the results of any stockholder's equity changes related to currency translation. For the three months ended March 31, 2005 and 2004, the Company reported comprehensive income of (in thousands):

	Three months ended March 31,
	2005	2004
Net income	$3,163	$2,386
Cumulative translation adjustments	(320)	(72)

Comprehensive income	$2,843	$2,314

5.     Inventories:

        Inventories at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$19,731	$20,939
Work-in-process	24,908	24,068
Finished goods	14,273	13,007

Total	$58,912	$58,014

6.     Short-term and long-term debt:

        Long-term debt at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Senior secured credit facility, interest at 5.34% at March 31, 2005 and 5.28% at December 31, 2004	$192,545	$193,030
Senior subordinated notes maturing July 15, 2012, interest at 10%	175,000	175,000
Capital lease obligations.	16	22

Total debt	367,561	368,052
Less current portion	(1,956)	(1,961)

Long-term debt, excluding current portion	$365,605	$366,091

        The Company's Senior Secured Credit Facility dated June 30, 2004 (the "Credit Agreement") includes $194.0 million of term loans and up to $40.0 million available under the revolving credit facility. Additionally, the Company may borrow up to $40.0 million in additional term loans, with the approval of participating lenders. On March 25, 2005, the Company amended its Credit Agreement to lower the interest rate applicable to the term loans as follows: on base rate loans from base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) plus 2.00% to base rate plus 1.25%, on eurodollar rate loans from LIBOR plus 3.00% to LIBOR plus 2.25%. In addition, the amendment increased the amount of potential additional term loans from $40.0 million to $50.0 million and allowed increased flexibility in, and funds for, acquisitions. Additional term loans require the approval of participating lenders. Principal payments will continue to be due in the amounts of $1.9 million per year plus, beginning in 2006, 75% of Excess Cash Flow, as defined by the Credit Agreement. The balance is due June 30, 2010. As of March 31, 2005, $6.2 million of the revolving credit facility was supporting the Company's letters of credit, leaving $33.8 million available.

        The Company incurred $0.7 million in fees in connection with the amendment of the Credit Agreement during the first quarter ended March 31, 2005, which will be amortized to interest expense over the remaining term of the Credit Agreement. Also in connection with the amendment, the Company wrote off deferred financing costs resulting in a charge to interest expense of $0.2 million for the three months ended March 31, 2005.

        On June 30, 2004, the Company issued $175.0 million of the Senior Subordinated Notes. Interest is payable on January 15th and July 15th of each year.

        The Company's debt agreements contain various covenants, including minimum cash flow (as defined), debt service coverage ratios and maximum capital spending limits. In addition, the debt agreements restrict the Company from paying dividends and making certain investments. The covenants and restrictions of the indenture governing the Senior Subordinated Notes apply only to the Company and not Parent. All covenants and restrictions under the Credit Agreement apply to the Company, and the covenants and restrictions other than financial covenants apply to Parent.

        As of March 31, 2005, the Company and Parent were in compliance with their respective covenants under the Credit Agreement and the Senior Subordinated Notes.

7.     Income taxes:

        The effective income tax rate for the three months ended March 31, 2005 was 45.5% and differs from the statutory rate primarily due to $1.2 million of deferred tax expense for tax benefits acquired from MedSource which have been credited to goodwill and not benefited in the statement of operations, and the different book and tax treatment for goodwill. These deferred taxes have been partially offset by net operating loss carryforwards unrelated to MedSource and lower tax rates on certain foreign subsidiary earnings. The effective income tax rate for the three months ended March 31, 2004 was 18.0% and differs from the statutory rate primarily due to net operating loss carryforwards, which were partially offset by deferred tax expense due to the different book and tax treatment for goodwill.

8.     Capital Stock and Redeemable Preferred Stock:

        The Company has 1,000 shares of common stock authorized and 100 shares issued and outstanding, $.01 per value per share. All shares are owned by Parent.

        The Company has received proceeds from the sale of permanent equity by Parent. The proceeds received by the Company from inception to March 31, 2005 amounted to $201.4 million and are included in additional paid-in capital. The Company is under no obligation to repay these amounts to Parent. For a further discussion of the equity instruments of Parent, see Notes 10 and 11 of the consolidated financial statements included in Part II, Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        The following table summarizes the amounts recorded as additional paid in capital and redeemable convertible preferred stock of Parent for the three months ended March 31, 2005 (in thousands):

	Additional paid-in capital	Redeemable and convertible preferred stock of Parent
Beginning balance, January 1, 2005	$201,348	$30
Amortization of stock-based compensation	38	—
Compensation charge associated with phantom stock plans of Parent	10	—

Ending balance, March 31, 2005	$201,396	$30

9.     Pension Plans:

        Effective January 1, 2004, the Company adopted SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods. Components on net periodic pension cost for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Service cost	$24	$19
Interest cost	35	33
Expected return of plan assets	(14)	(14)
Recognized net actuarial loss	12	6

	$57	$44

        Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2005, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $74,000 for fiscal year 2005.

10.   Supplemental Guarantor Condensed Consolidating Financial Statements:

        In connection with the Company's issuance of its Senior Subordinated Notes, all of its domestic subsidiaries (the "Subsidiary Guarantors") guaranteed on a joint and several, full and unconditional basis, the repayment by the Company of such notes. Certain foreign subsidiaries of the Company (the "Non-Guarantor Subsidiaries") have not guaranteed such indebtedness.

        The following tables present the unaudited consolidating statements of operations for the three months ended March 31, 2005 and March 31, 2004 of the Company ("Holdings"), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004, and cash flows for the three months ended March 31, 2005 and March 31, 2004.

Consolidating Statements of Operations
Three months ended March 31, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$104,672	$4,286	$(84)	$108,874
Cost of sales	—	74,247	2,694	(84)	76,857
Selling, general and administrative expenses	68	14,577	524	—	15,169
Research and development expenses	—	592	73	—	665
Restructuring and other charges	—	839	11	—	850
Amortization of intangibles	—	1,573	—	—	1,573

Income (loss) from operations	(68)	12,844	984	—	13,760
Interest expense	7,940	45	—	—	7,985
Other expense (income)	—	6	(33)	—	(27)
Equity in earnings of affiliates	8,019	756	—	(8,775)	—
Income tax expense (benefit)	(3,152)	5,530	261	—	2,639

Net income (loss)	$3,163	$8,019	$756	$(8,775)	$3,163

Consolidating Statements of Operations
Three months ended March 31, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$48,314	$3,701	$(174)	$51,841
Cost of sales	—	33,245	2,518	(174)	35,589
Selling, general and administrative expenses	54	7,165	636	—	7,855
Research and development expenses	—	519	66	—	585
Restructuring and other charges	—	—	—	—	—
Amortization of intangibles	—	1,225	—	—	1,225

Income (loss) from operations	(54)	6,160	481	—	6,587
Interest expense (income)	3,674	(44)	70	—	3,700
Other expense (income)	—	12	(34)	—	(22)
Equity in earnings of affiliates	4,136	401	—	(4,537)	—
Income tax expense (benefit)	(1,978)	2,457	44	—	523

Net income (loss)	$2,386	$4,136	$401	$(4,537)	$2,386

Condensed Consolidating Balance Sheets
March 31, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$4,930	$1,926	$315	$—	$7,171
Receivables, net	—	50,051	2,392	(38)	52,405
Inventories	—	56,508	2,404	—	58,912
Prepaid expenses and other	—	3,536	156	—	3,692

Total current assets	4,930	112,021	5,267	(38)	122,180
Property, plant and equipment, net	—	80,100	4,807	—	84,907
Deferred income taxes	955	(926)	(29)	—	—
Intercompany receivable (payable)	(24,873)	23,376	1,497	—	—
Investment in subsidiaries	510,560	7,052	—	(517,612)	—
Goodwill	5,850	282,340	—	—	288,190
Intangibles, net	—	80,300	—	—	80,300
Deferred financing costs and other assets	15,793	1,244	—	—	17,037

Total assets	$513,215	$585,507	$11,542	$(517,650)	$592,614

Current portion of long-term debt	$1,940	$16	$—	$—	$1,956
Accounts payable	1	20,185	942	(38)	21,090
Accrued liabilities	(161)	39,186	1,987	—	41,012

Total current liabilities	1,780	59,387	2,929	(38)	64,058
Note payable and long-term debt	365,605	—	—	—	365,605
Other long-term liabilities	5,448	15,560	1,561	—	22,569

Total liabilities	372,833	74,947	4,490	(38)	452,232
Redeemable and convertible preferred stock of parent	30	—	—	—	30
Equity	140,352	510,560	7,052	(517,612)	140,352

Total liabilities and equity	$513,215	$585,507	$11,542	$(517,650)	$592,614

Condensed Consolidating Balance Sheets
December 31, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,267	$2,438	$1,299	$—	$16,004
Receivables, net	—	46,805	1,549	—	48,354
Inventories	—	55,686	2,328	—	58,014
Prepaid expenses and other	—	3,299	172	—	3,471

Total current assets	12,267	108,228	5,348	—	125,843
Property, plant and equipment, net	—	80,907	5,038	—	85,945
Intercompany receivable (payable)	(15,713)	15,189	—	524	—
Investment in subsidiaries	502,862	6,571	—	(509,433)	—
Goodwill	7,116	282,345	—	—	289,461
Intangibles, net	—	81,874	—	—	81,874
Deferred financing costs and other assets	16,815	320	(29)	—	17,106

Total assets	$523,347	$575,434	$10,357	$(508,909)	$600,229

Current portion of long-term debt	$1,940	$21	$—	$—	$1,961
Accounts payable	14	19,346	1,087	—	20,447
Accrued liabilities	12,865	36,115	1,592	—	50,572

Total current liabilities	14,819	55,482	2,679	—	72,980
Note payable and long-term debt	366,090	1	—	—	366,091
Other long-term liabilities	4,947	17,089	1,107	524	23,667

Total liabilities	385,856	72,572	3,786	524	462,738
Redeemable and convertible preferred stock of parent	30	—	—	—	30
Equity	137,461	502,862	6,571	(509,433)	137,461

Total liabilities and equity	$523,347	$575,434	$10,357	$(508,909)	$600,229

Consolidating Statements of Cash Flows
Three months ended March 31, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(15,248)	$10,679	$177	$—	$(4,392)

Cash flows from investing activities:				—
Capital expenditures	—	(3,027)	(146)	—	(3,173)
Transferred assets	—	10	(10)	—	—
Proceeds from sale of equipment	—	32	—	—	32
Acquisitions, net of cash acquired	(13)	—	—	—	(13)

Net cash used in investing activities	(13)	(2,985)	(156)	—	(3,154)

Cash flows from financing activities:
Repayments	(485)	(6)	—	—	(491)
Intercompany advances	9,158	(8,185)	(973)	—	—
Deferred financing fees	(749)	—	—	—	(749)

Cash flows (used in) provided by financing activities	7,924	(8,191)	(973)	—	(1,240)

Effect of exchange rate changes in cash	—	(15)	(32)	—	(47)

Net decrease in cash and cash equivalents	(7,337)	(512)	(984)	—	(8,833)
Cash and cash equivalents, beginning of year	12,267	2,438	1,299	—	16,004

Cash and cash equivalents, end of year	$4,930	$1,926	$315	$—	$7,171

Consolidating Statements of Cash Flows
Three months ended March 31, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$2,231	$(886)	$292	$—	$1,637

Cash flows from investing activities:
Capital expenditures	—	(1,341)	(359)	—	(1,700)
Proceeds from sale of equipment	—	1,370	—	—	1,370
Acquisitions, net of cash acquired	(17)	—	—	—	(17)
Other noncurrent assets	12	(1)	—	—	11

Net cash (used in) provided by investing activities	(5)	28	(359)	—	(336)

Cash flows from financing activities:
Borrowing	2,000	—	—	—	2,000
Repayments	(3,586)	(7)	—	—	(3,593)
Intercompany advances	(640)	(88)	728	—	—

Cash flows (used in) provided by financing activities	(2,226)	(95)	728	—	(1,593)

Effect of exchange rate changes in cash	—	5	(14)	—	(9)

Net (decrease) increase in cash and cash equivalents	—	(948)	647	—	(301)
Cash and cash equivalents, beginning of year	14	3,394	566	—	3,974

Cash and cash equivalents, end of year	$14	$2,446	$1,213	$—	$3,673

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Some of the information in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", may constitute forward-looking statements. In some cases you can identify these "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading "Risk Factors" contained in our annual report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 333-118675) for the Company's fiscal year ended December 31, 2004. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein.

        We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

        On May 4, 2005, the Company changed its name from Medical Device Manufacturing, Inc. to Accellent Corp. Unless the context indicates otherwise, all references in this quarterly report to "Accellent," the "Company," "we," "our," or "us" mean Accellent Corp. and its subsidiaries. We are a wholly owned subsidiary of Accellent Inc., a Maryland corporation, which we refer to herein as "Accellent Inc." or "our parent."

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

        We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiovascular, endoscopy, and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Guidant, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. During 2004, our top 10 customers accounted for approximately 55% of net sales with two customers each accounting for greater than 10% of net sales. During the first three months of 2005, our top 10 customers accounted for approximately 57% of net sales with two customers each accounting for greater than 10% of net sales. Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation. Based on preliminary estimates and our experience to date with this customer, we expect net sales from Boston Scientific to decrease by approximately $35 million, with the substantial majority of the net sales decrease taking place in 2006. While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and the loss will not adversely affect our operating results in 2005 and thereafter. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.

        We primarily recognize product net sales upon shipment, when title passes to the customer or, if products are shipped on consignment to a particular customer, when the customer uses the product. For services, we recognize net sales at the time the services are rendered. We primarily generate our net sales domestically. In 2004, approximately 85% of our net sales were sold to customers located in the U.S. Since a substantial majority of the leading medical device companies are located in the U.S., we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future.

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

        Amortization of intangible assets is primarily related to our acquisitions of G&D, Inc. d/b/a Star Guide, Noble-Met, Ltd., UTI Pennsylvania, American Technical Molding, Inc., or ATM, Venusa, Ltd. and Venusa de Mexico, S.A. de C.V. and MedSource. Interest expense is primarily related to indebtedness incurred to finance our acquisitions.

        In connection with the MedSource acquisition, we identified $21.1 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $11.6 million in severance payments and $9.5 million in lease termination and other contract termination costs. Severance payments relate to approximately 570 employees in manufacturing, selling and administration and are expected to be paid by mid-year 2006. All other costs are expected to be paid by 2018. The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force ("EITF") No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities. Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill in the near term. During the first quarter of fiscal year 2005, we decreased the estimated liability for the MedSource facilities consolidation by $0.4 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.

        The following table summarizes the recorded accruals and activity related to the restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2004	$7,764	$9,913	$17,677
Adjustment to planned plant closure and severance costs for the MedSource integration	72	(450)	(378)
Restructuring and integration charges incurred	279	571	850
Paid year-to-date	(1,557)	(621)	(2,178)

Balance March 31, 2005	$6,558	$9,413	$15,971

Results of Operations

        The following table sets forth percentages derived from the consolidated statements of operations for the three months ended March 31, 2005 and 2004, presented as a percentage of net sales.

	Three Months Ended March 31,
	2005	2004
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%
Cost of Sales	70.6	68.7
Gross Profit	29.4	31.3
Selling, General and Administrative Expenses	13.9	15.1
Research and Development Expenses	0.6	1.1
Restructuring and Other Charges	0.8	—
Amortization of Intangibles	1.5	2.4

Income from Operations	12.6	12.7

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales

        Net sales for the first quarter of 2005 were $108.9 million, an increase of $57.1 million or 110% compared to net sales of $51.8 million for the first quarter of 2004. Higher net sales was due to the acquisition of MedSource, which increased net sales by $45.8 million, and an $11.3 million increase primarily due to higher shipments as we were awarded new products and increases in unit shipments on existing products to customers that serve the endoscopic and cardiovascular markets. Two customers, Johnson & Johnson and Boston Scientific each accounted for greater than 10% of net sales for the first quarter of 2005 and the first quarter of 2004.

Gross Profit

        Gross profit for the first quarter of 2005 was $32.0 million as compared to $16.3 million for the first quarter of 2004. The $15.7 million increase in gross profit was primarily due to the MedSource acquisition and unit volume increases.

        Gross margin was 29.4% of net sales for the first quarter of 2005 as compared to 31.3% of net sales for the first quarter of 2004. MedSource gross margins have historically been lower than gross margins attained by us before the acquisition. The lower MedSource gross margins impacted our gross margins in the first quarter of 2005 by $3.9 million, or 3.5%. This decrease in gross margin was partially offset by increased revenue, which provided increased leverage of our fixed costs.

Selling, General and Administration Expenses

        Selling, general and administrative expenses, or SG&A, were $15.2 million for the first quarter of 2005 compared to $7.9 million for the first quarter of 2004. The increase in SG&A costs were primarily due to the acquisition of MedSource. In addition, SG&A costs for the first quarter of 2005 included severance charges of $0.3 million, which was offset by the recovery of $0.3 million of accounts receivable previously determined to be uncollectible.

        SG&A expenses were 13.9% of net sales for the first quarter of 2005 versus 15.1% of net sales for the first quarter of 2004. The lower 2005 percentage was driven by sales growth in combination with leveraging the SG&A cost structure.

Research and Development Expenses

        Research and development expenses, or R&D, for the first quarter of 2005 were $0.7 million or 0.6% of net sales, compared to $0.6 million or 1.1% of net sales for the first quarter of 2004. The lower 2005 percentage was driven by sales growth in combination with leveraging the R&D cost structure.

Restructuring and Other Charges

        We recognized $0.9 million of restructuring charges and acquisition integration costs during the first quarter of fiscal year 2005, including $0.3 million of severance costs and $0.5 million of other exit costs including costs to move production processes from three facilities that are in the process of being closed to our other production facilities. In addition, we incurred $0.1 million of costs for the integration of MedSource, comprised primarily of outside professional services.

Amortization

        Amortization was $1.6 million for the first quarter of 2005 compared to $1.2 million for the first quarter of 2004. The higher amortization was primarily due to the acquisition of MedSource.

Interest Expense, net

        Interest expense, net increased $4.3 million to $8.0 million for the first quarter of 2005 versus $3.7 million for the first quarter of 2004 primarily due to the increased debt incurred to acquire MedSource. In addition, we wrote off $0.2 million of deferred financing costs during the first quarter of 2005 in connection with the amendment of our senior credit facility. Interest expense, net includes interest income of approximately $2.0 thousand and $5.0 thousand for the first quarter of 2005 and 2004, respectively.

Income Tax Expense

        Our effective income tax rate for the first quarter of 2005 was 45.5% and differs from the statutory rate primarily due to $1.2 million of deferred tax expense for tax benefits acquired from MedSource which have been credited to goodwill and not benefited in our statement of operations, and the different book and tax treatment for goodwill. These deferred taxes have been partially offset by net operating loss carryforwards unrelated to MedSource and lower tax rates on certain foreign subsidiary earnings. Our effective income tax rate for the first quarter of 2004 was 18.0% and differs from the statutory rate primarily due to net operating loss carryforwards, which were partially offset by deferred tax expense due to the different book and tax treatment for goodwill.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash provided by operations and borrowings under our senior secured credit facility, entered into in conjunction with our June 30, 2004 acquisition of MedSource, which include a five-year undrawn $40.0 million revolving credit facility and a six-year $194.0 million term facility. Additionally, we may borrow up to $40.0 million in additional term loans, with the approval of participating lenders. Our senior secured credit facility is described in greater detail under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We amended our senior secured credit facility on March 25, 2005, resulting in a decrease in the interest rates charged on the term loans, increased the amount of potential additional term loans from $40.0 million to $50.0 million and allowed increased flexibility in, and funds for, acquisitions. Additional term loans require the approval of participating lenders. For a further discussion of the amendment to our senior secured credit facility, see Note 6—"Short-term and long-term debt." Our principal uses of cash will be to meet debt service requirements, fund working capital requirements and finance capital expenditures and acquisitions. At March 31, 2005, we had $6.2 million of letters of credit outstanding that reduced by such amount the amounts available under our revolving credit facility.

        During the quarter of 2005, cash used in operating activities was $4.4 million compared to cash provided by operations of $1.6 million for the first quarter of 2004. The increased use in cash from operations is primarily related to the $9.5 million payment of semi-annual interest on our $175.0 million of 10% senior subordinated notes due 2012, the terms of which are described in greater detail under Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and an increase in annual incentive compensation payments of approximately $2.9 million. These increases in cash used in operations were partially offset by increased profitability due to the acquisition of MedSource and increased demand for our products.

        During the first quarter of 2005, cash used in investing activities totaled $3.2 million compared to $0.3 million for the first quarter of 2004. The increase in cash used in investing activities was attributable to $1.5 million of higher capital spending as a result of the acquisition of MedSource, and $1.4 million of proceeds from the sale of a manufacturing facility during the first quarter of 2004.

        During the first quarter of 2005, cash used in financing activities was $1.2 million compared to $1.6 million for the first quarter of 2004. The decrease was due lower net payments on long-term debt. This decrease was partially offset by $0.7 million of deferred financing fees paid in connection with the amendment of our senior credit facility in March 2005.

        We anticipate that we will spend approximately $13.0 to $16.0 million on capital expenditures for the remainder of 2005. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

        Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our senior secured credit facility will be adequate to meet our liquidity requirements for the next 12 months and the foreseeable future. No assurance can be given, however, that this will be the case.

Off-Balance Sheet Arrangements

        We do not have any "off-balance sheet arrangements" (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

        The following table sets forth our long-term contractual obligations as of March 31, 2005 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility	$192,545	$1,940	$3,880	$3,880	$182,845
Notes	175,000	—	—	—	175,000
Capital Leases	16	16	—	—	—
Operating Leases(1)	44,319	6,307	10,784	8,271	18,957
Purchase Commitments	25,998	25,998	—	—	—
Other long-term obligations(2)	13,854	250	926	213	12,465

Total	$451,732	$34,511	$15,590	$12,364	$389,267

(1)
Accrued future rental obligations of $8.8 million included in other long-term liabilities on our consolidated balance sheet as of March 31, 2005 are included in our operating leases in the table of contractual obligations.

(2)
Other long-term obligations include environmental remediation obligations of $4.8 million, accrued severance benefits of $0.7 million, accrued compensation and pension benefits of $4.4 million and deferred income taxes of $3.9 million.

Critical Accounting Policies

        Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns. To date, the amount of estimated returns has not been material to total net revenues. Our provision for sales returns was $1.4 million and $0.8 million at March 31, 2005 and December 31, 2004, respectively.

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

        Self Insurance Reserves.    We accrue for costs to provide self insured benefits under our workers' compensation and employee health benefits programs. With the assistance of third party workers' compensation experts, we determine the accrual for workers' compensation losses based on estimated costs to resolve each claim. We accrue for self insured health benefits based on historical claims experience. We maintain insurance coverage to prevent financial losses from catastrophic workers' compensation or employee health benefit claims. Our financial position or results of operations could be materially impacted in a fiscal quarter due to a material increase in claims. Our accruals for self insured workers compensation and employee health benefits at March 31, 2005 and December 31, 2004 were $3.7 million and $3.3 million, respectively.

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

        On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for our first annual period that begins after December 31, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006. Currently, we account for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. We are assessing the implications of this revised standard, which may materially impact our results of operations in the first quarter of fiscal year 2006 and thereafter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are subject to market risk associated with change in interest rates and foreign currency exchange rates.

Interest Rate Risk

        We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility. Based on the outstanding balance at March 31, 2005, a hypothetical 10% change in rates under the senior secured credit facility would result in a change to our annual interest expense of approximately $1.0 million.

Foreign Currency Risk

        We operate several facilities in foreign countries. At March 31, 2005, approximately $6.9 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the market risk to be low, as the majority of the transactions at these locations are denominated in the local currency.

ITEM 4. CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

        Changes in Internal Control over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Under the direct supervision of senior management, the Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective with respect to us for our fiscal years ending on and after December 31, 2006. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company's overall control environment. We are currently in the process of documenting and evaluating these internal controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
4.1	First Amendment to Credit and Guaranty Agreement, dated as of March 25, 2005 among Accellent Corp., as borrower, Accellent Inc., certain subsidiaries of Accellent Corp., and Credit Suisse First Boston, acting through its Cayman Island Branch, as Administrative Agent
10.1	Accellent Inc. 2000 Stock Option and Incentive Plan
10.2	Form of 2000 Stock Option and Incentive Plan Incentive Stock Option Agreement
10.3	Form of 2000 Stock Option and Incentive Plan Non-qualified Stock Option Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Accellent Corp.
May 9, 2005	By:	/s/ RON SPARKS Ron Sparks President and Chief Executive Officer
Accellent Corp.
May 9, 2005	By:	/s/ STEWART A. FISHER Stewart A. Fisher Chief Financial Officer, Vice President, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
4.1	First Amendment to Credit and Guaranty Agreement, dated as of March 25, 2005 among Accellent Corp., as borrower, Accellent Inc., certain subsidiaries of Accellent Corp., and Credit Suisse First Boston, acting through its Cayman Island Branch, as Administrative Agent
10.1	Accellent Inc. 2000 Stock Option and Incentive Plan
10.2	Form of 2000 Stock Option and Incentive Plan Incentive Stock Option Agreement
10.3	Form of 2000 Stock Option and Incentive Plan Non-qualified Stock Option Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

QuickLinks

Table of Contents
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ACCELLENT CORP. Unaudited Condensed Consolidated Balance Sheets As of March 31, 2005 and December 31, 2004 (in thousands)
ACCELLENT CORP. Unaudited Condensed Consolidated Statements of Operations For the three months ended March 31, 2005 and 2004 (in thousands)
ACCELLENT CORP. Unaudited Condensed Consolidated Statements of Cash Flows For the three months ended March 31, 2005 and 2004 (in thousands)
ACCELLENT CORP. Notes to Unaudited Condensed Consolidated Financial Statements March 31, 2005
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
EXHIBIT INDEX