Form 10-Q
period 2005-06-30
ACCELLENT CORP.
filed 2005-08-09
CIK 1297885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number: 333-118675

Accellent Corp.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	91-2054669 (I.R.S. Employer Identification Number)

200 West 7th Avenue
Collegeville, Pennsylvania	19426-0992
(Address of registrant’s principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: (610) 489-0300

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

As of August 9, 2005, 100 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Inc.

Table of Contents

PART I	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements
Unaudited Condensed Consolidated Balance Sheets
Unaudited Condensed Consolidated Statements of Operations
Unaudited Condensed Consolidated Statements of Cash Flows
Notes to Unaudited Condensed Consolidated Financial Statements

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

	ITEM 4.	Controls and Procedures

PART II	OTHER INFORMATION

	ITEM 6.	Exhibits

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT CORP.

Unaudited Condensed Consolidated Balance Sheets

As of June 30, 2005 and December 31, 2004

(in thousands)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$14,956	$16,004
Accounts receivable, net of allowances of $2,152 and $2,909, respectively	52,944	48,354
Inventories	60,752	58,014
Prepaid expenses and other	3,162	3,471
Total current assets	131,814	125,843
Property and equipment, net	85,826	85,945
Goodwill	282,708	289,461
Intangibles, net	78,785	81,874
Deferred financing costs and other assets	16,506	17,106
Total assets	$595,639	$600,229
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$1,950	$1,961
Accounts payable	19,394	20,447
Accrued payroll and benefits	9,787	13,011
Accrued interest	8,113	10,575
Accrued expenses, other	19,331	26,986
Total current liabilities	58,575	72,980
Notes payable and long-term debt	365,119	366,091
Other long-term liabilities	22,421	23,667
Total liabilities	446,115	462,738
Redeemable and convertible preferred stock of parent company	—	30
Stockholder’s equity:
Common stock, par value $.01 per share, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	205,049	201,348
Accumulated other comprehensive income	1,014	1,716
Retained deficit	(56,539)	(65,603)
Total stockholder’s equity	149,524	137,461
Total liabilities and stockholder’s equity	$595,639	$600,229

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2005 and 2004

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$114,724	$60,307	$223,597	$112,147
Cost of sales	77,505	42,072	154,362	77,658
Gross profit	37,219	18,235	69,235	34,489
Selling, general and administrative expenses	15,823	8,718	30,992	16,575
Research and development expenses	763	591	1,428	1,176
Restructuring and other charges	1,790	—	2,640	—
Amortization of intangibles	1,515	1,225	3,089	2,450
Income from operations	17,328	7,701	31,086	14,288
Interest expense, net	7,776	8,315	15,761	12,015
Other expense, including debt prepayment penalties of $3,295 for the three and six months ended June 30, 2004	174	3,288	146	3,265
Income (loss) before income taxes	9,378	(3,902)	15,179	(992)
Income tax expense	3,476	534	6,115	1,057
Net income (loss)	5,902	(4,436)	9,064	(2,049)
Dividends on redeemable and convertible preferred stock of parent company	—	(8,201)	—	(8,201)
Net income (loss) available to common stockholder	$5,902	$(12,637)	$9,064	$(10,250)

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2005 and 2004

(in thousands)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$9,064	$(2,049)
Cash provided by operating activities:
Depreciation and amortization	10,548	6,003
Amortization of debt discounts and non-cash interest accrued	1,400	6,383
Deferred income taxes	3,864	—
Non-cash compensation charge	874	105
Loss (gain) on disposal of assets	112	(112)
Changes in operating assets and liabilities, net of business acquired:
Increase in accounts receivable	(4,860)	(4,727)
Increase in inventories	(3,204)	(3,371)
Decrease (increase) in prepaid expenses and other	311	(420)
(Decrease) increase in accounts payable and accrued expenses	(6,135)	3,269
Net cash provided by operating activities	11,974	5,081
INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(8,906)	(4,178)
Proceeds from sale of assets	53	1,373
Acquisition of business	(2,279)	(213,176)
Other non-current assets	—	12
Net cash used in investing activities	(11,132)	(215,969)
FINANCING ACTIVITIES:
Proceeds from long-term debt	—	372,000
Principal payments on long-term debt	(982)	(184,056)
Capital contributions from parent	—	67,862
Redemption and repurchase of redeemable and convertible preferred stock of parent	(30)	(12,563)
Dividends paid on redeemable and convertible preferred stock of parent company	—	(8,201)
Deferred financing fees	(749)	(15,968)
Net cash (used in) provided by financing activities	(1,761)	219,074
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(129)	(30)
(Decrease) increase in cash and cash equivalents	(1,048)	8,156
Cash and cash equivalents at beginning of period	16,004	3,974
Cash and cash equivalents at end of period	$14,956	$12,130

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2005

1.  Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Accellent Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 333-118675) for the year ended December 31, 2004.

The Company changed its name from Medical Device Manufacturing, Inc. to Accellent Corp. on May 4, 2005.  The Company is a wholly owned subsidiary of Accellent Inc. (“Parent”).  Parent is a holding company with no operations and whose only asset is the stock of the Company.  Proceeds from the issuance of debt and sale of stock of Parent are used by the Company for its acquisitions of its subsidiaries. Additionally, the proceeds of the Company’s issuance of $175.0 million of 10% Senior Subordinated Notes due July 15, 2012 (the “Senior Subordinated Notes”) were used to retire all of the senior notes of Parent. Accordingly, in compliance with provisions of Staff Accounting Bulletin 54 (Topic 5-J, Question 3), the accompanying financial statements reflect the push down of Parent’s debt, related interest expense, debt issuance costs, the Class B-1 and B-2 Redeemable and Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock and related dividends. The Parent debt pushed down to the Company is included in its consolidated balance sheets as long-term debt. The Parent Class B-1 and B-2 Redeemable and Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock pushed down to the Company is included in its consolidated balance sheets as redeemable and convertible preferred stock of parent company.   As of June 30, 2005, the Class B-1 and B-2 Redeemable and Convertible Preferred Stock have been redeemed. Parent has also raised capital from the sale of common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock. The proceeds from the common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock have been advanced to the Company and reflected in its consolidated balance sheets as additional paid-in capital since the Company is under no obligation to repay these amounts. Any costs incurred by Parent for the benefit of the Company have been fully allocated to the Company.   Parent does not incur any common expenses for the benefit of both Parent and the Company, therefore, no common expenses are allocated from Parent to the Company.  For the six months ended June 30, 2004, Parent pushed down to the Company interest expense, including debt issuance costs, and debt prepayment penalties of $6.7 million.  Parent did not incur any interest expense or debt prepayment penalties for the six months ended June 30, 2005.

The Company’s operating results have been included in Parent’s consolidated United States and state income tax returns and in tax returns of certain foreign subsidiaries.  The provision for income taxes in the Company’s financial statements has been determined on a separate return basis.  Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts.  No formal tax sharing agreement exists between the Company and Parent.

Stock-based compensation

The Company accounts for stock options issued by Parent to employees of the Company using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Had the Company elected to recognize compensation expense for the granting of Parent options under Parent stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation,” pro forma net income (loss) would have been reported as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$5,902	$(4,436)	$9,064	$(10,250)
Add total stock compensation expense, net of tax, included in income (loss) as reported	785	42	823	85

Less total stock compensation expense—fair value method net of tax	(1,175)	(359)	(1,581)	(702)
Pro forma net income (loss)	$5,512	$(4,753)	$8,306	$(10,867)

Stock compensation expense, net of tax, included in net income as reported for the three and six month periods ended June 30, 2005 includes a charge of $746,000 to increase the Company’s liability for phantom stock plans due to the increase in value of Parent’s common stock.

2.  Acquisitions:

On June 30, 2004, the Company acquired MedSource Technologies, Inc. (“MedSource”) The acquisition was accounted for as a purchase and accordingly the results of operations include MedSource’s results beginning June 30, 2004. MedSource is an engineering and manufacturing services provider to the medical device industry. The purchase price was $219.7 million, consisting of $208.8 million in cash for the purchase of common stock and the cash out of options and warrants, and $10.9 million of transaction fees. The purchase was financed by a combination of new debt and equity as discussed in notes 6 and 8. In addition, the then existing indebtedness of MedSource equal to $36.1 million plus related accrued interest was repaid in conjunction with the acquisition. The Company estimates that it will incur $17.6 million for integration and other liabilities.

The purchase price for the MedSource acquisition was allocated as follows (in thousands):

Inventories	$27,707
Accounts receivable	24,782
Prepaid expenses and other current assets	702
Property and equipment	44,144
Goodwill	162,788
Intangible and other assets	19,938
Current liabilities	(30,467)
Debt assumed	(36,131)
Other long-term liabilities	(8,064)
Cash paid, net of cash acquired of $14,304	$205,399

The decrease in goodwill for the six months ended June 30, 2005 is primarily related to the reduction in accrued integration and restructuring costs for MedSource as discussed in Note 3, and the expected utilization of tax benefits acquired from MedSource as discussed in Note 7.

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

The following unaudited pro forma consolidated financial information reflects the purchase of MedSource assuming the acquisition had occurred as of the beginning of the period. This unaudited pro forma information has been provided for informational purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions had been on the date indicated, or that may be reported in the future (in thousands):

Six Months Ended June 30, 2004
Net sales	$205,921
Net income	2,957

The pro forma net income for the six months ended June 30, 2004 includes $2.2 million of restructuring charges recognized by MedSource.

3.  Restructuring and Other Charges:

In connection with the MedSource acquisition, the Company identified $17.3 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $9.7 million in severance payments and $7.6 million in lease termination and other contract termination costs.   Severance payments relate to approximately 510 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. All other costs are expected to be paid by 2018.  The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”)  No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill in the near term.  During the first six months of fiscal year 2005, the Company decreased the estimated liability for the MedSource facilities consolidation by $4.2 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.

The Company recognized $2.6 million of restructuring charges and acquisition integration costs during the first six months of fiscal year 2005, including $0.9 million of severance costs and $1.4 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company.  In addition to the $2.3 million in restructuring charges incurred during first six months of fiscal year 2005, the Company incurred $0.3 million of costs for the integration of MedSource.

The following table summarizes the recorded accruals and activity related to the restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2004	$7,764	$9,913	$17,677
Adjustment to planned plant closure and severance costs for the MedSource integration	(1,829)	(2,328)	(4,157)
Restructuring and integration charges incurred	887	1,753	2,640
Paid year-to-date	(2,657)	(1,894)	(4,551)
Balance June 30, 2005	$4,165	$7,444	$11,609

4.  Comprehensive Income:

Comprehensive income (loss) represents net income plus the results of any stockholder’s equity changes related to currency translation.  For the three and six months ended June 30, 2005 and 2004, the Company reported comprehensive income of (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)	$5,902	$(4,436)	$9,064	$(2,049)
Cumulative translation adjustments	(382)	(131)	(702)	(203)
Comprehensive income (loss)	$5,520	$(4,567)	$8,362	$(2,252)

5.  Inventories:

Inventories at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$23,382	$20,939
Work-in-process	23,339	24,068
Finished goods	14,031	13,007
Total	$60,752	$58,014

6.  Short-term and long-term debt:

Long-term debt at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Senior secured credit facility, interest at 5.74% at June 30, 2005 and 5.28% at December 31, 2004	$192,060	$193,030
Senior subordinated notes maturing July 15, 2012, interest at 10%	175,000	175,000
Capital lease obligations	9	22
Total debt	367,069	368,052
Less current portion	(1,950)	(1,961)
Long-term debt, excluding current portion	$365,119	$366,091

The Company’s Senior Secured Credit Facility dated June 30, 2004 (the “Credit Agreement”) includes $194.0 million of term loans and up to $40.0 million available under the revolving credit facility.  Additionally, the Company may borrow up to $40.0 million in additional term loans, with the approval of participating lenders.  On March 25, 2005, the Company amended its Credit Agreement to lower the interest rate applicable to the term loans as follows:  on base rate loans from base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) plus 2.00% to base rate plus 1.25%, on euro dollar rate loans from LIBOR plus 3.00% to LIBOR plus 2.25%.  In addition, the amendment increased the amount of potential additional term loans from $40.0 million to $50.0 million and allowed increased flexibility in, and funds for, acquisitions.  Additional term loans require the approval of participating lenders.  Principal payments will continue to be due in the amounts of $1.9 million per year plus, beginning in 2006, 75% of Excess Cash Flow, as defined by the Credit Agreement. The balance is due June 30, 2010.  As of June 30, 2005, $6.2 million of the revolving credit facility was supporting the Company’s letters of credit, leaving $33.8 million available.

The Company incurred $0.7 million in fees in connection with the amendment of the Credit Agreement during the first six months of fiscal year 2005, which will be amortized to interest expense over the remaining term of the Credit Agreement.

Also in connection with the amendment, the Company wrote off deferred financing costs resulting in a charge to interest expense of $0.2 million for the first six months of fiscal year 2005.

On June 30, 2004, the Company issued $175.0 million of the Senior Subordinated Notes.  Interest is payable on January 15th and July 15th of each year.

The Company’s debt agreements contain various covenants, including minimum cash flow (as defined), debt service coverage ratios and maximum capital spending limits. In addition, the debt agreements restrict the Company from paying dividends and making certain investments.  The covenants and restrictions of the indenture governing the Senior Subordinated Notes apply only to the Company and not Parent.  All covenants and restrictions under the Credit Agreement apply to the Company, and the covenants and restrictions other than financial covenants apply to Parent.

As of June 30, 2005, the Company and Parent were in compliance with their respective covenants under the Credit Agreement and the Senior Subordinated Notes.

7.  Income taxes:

Income tax expense for the six months ended June 30, 2005 was $6.1 million on pre-tax income of $15.2 million, or 40.3% of pre-tax income.  The effective rate is higher than the statutory rate primarily due to $3.9 million in charges for non-cash deferred income taxes, including $2.9 million for tax benefits acquired from MedSource which have been credited to goodwill and not benefited in the statement of operations and $1.0 million of charges for the different book and tax treatment for goodwill. The remaining $2.2 million of income tax expense for the six months ended June 30, 2005 includes $2.1 million for certain state and foreign income taxes and $0.1 million for domestic federal income taxes.  The Company expects to offset most of its 2005 domestic federal income taxes with net operating loss carryforwards.   For the six months ended June 30, 2004, the Company recorded a tax provision of $1.1 million on a pre-tax net loss of $1.0 million, primarily due to provisions for certain state and foreign income taxes.

8.  Capital Stock and Redeemable Preferred Stock:

The Company has 1,000 shares of common stock authorized and 100 shares issued and outstanding, $.01 per value per share. All shares are owned by Parent.

The Company has received proceeds from the sale of permanent equity by Parent. The proceeds received by the Company from inception to June 30, 2005 amounted to $205.0 million and are included in additional paid-in capital. The Company is under no obligation to repay these amounts to Parent. For a further discussion of the equity instruments of Parent, see Notes 10 and 11 of the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table summarizes the amounts recorded as additional paid-in capital and redeemable convertible preferred stock of Parent for the six months ended June 30, 2005 (in thousands):

	Additional paid-in capital	Redeemable and convertible preferred stock of Parent
Beginning balance, January 1, 2005	$201,348	$30
Amortization of stock-based compensation	77	—
Compensation charge associated with phantom stock plans of Parent	20	—
Capital contribution from Parent, in stock	3,604	—
Redemption of redeemable and convertible preferred stock of Parent	—	(30)
Ending balance, June 30, 2005	$205,049	$—

During the three months ended June 30, 2005, the outstanding shares of Class B-2 Redeemable and Convertible Preferred Stock of Parent were redeemed for the carrying value of $30,000.  In addition, Parent issued 244,832 shares of its Class A-7 5% Convertible Preferred Stock to the former owners of Venusa in connection with Venusa achieving certain earn-out targets for fiscal year 2004. The Company recorded a contribution to capital of $3.6 million to reflect the issuance of these shares to the former owners of Venusa.  There are no additional earn-out provisions relating to the Venusa acquisition.

In July 2005, the Board of Directors of Parent approved the grant of 616,562 shares of its restricted stock to certain members of the Company’s management.  The shares vest 100% on the four year anniversary from the date of grant.  The Company expects to record compensation expense of $7.6 million over the vesting period of the restricted shares, or 48 months, resulting in a quarterly compensation charge to Selling, General and Administrative expense, or SG&A, of $474,000 starting in July 2005.  Also in July 2005, the Board of Directors of Parent approved the grant of 281,152 stock options to certain members of the Company’s management at option prices that are below the fair market value of the underlying common stock.  The Company expects to record compensation expense of $1.2 million over the vesting period of the stock options, or 60 months, resulting in a quarterly compensation charge to SG&A of $58,000 starting in July 2005.

9.  Pension Plans:

Effective January 1, 2004, the Company adopted SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.  Components on net periodic pension cost for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$23	$19	$47	$38
Interest cost	34	32	70	65
Expected return of plan assets	(14)	(14)	(29)	(28)
Recognized net actuarial loss	12	6	23	11
	$55	$43	$111	$86

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2005, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $74,000 for fiscal year 2005.

10.  Supplemental Guarantor Condensed Consolidating Financial Statements:

In connection with the Company’s issuance of its Senior Subordinated Notes, all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by the Company of such notes. Certain foreign subsidiaries of the Company (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for the three and six months ended June 30, 2005 and June 30, 2004 of the Company (“Holdings”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004, and cash flows for the six months ended June 30, 2005 and June 30, 2004.

Consolidating Statements of Operations

Three months ended June 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$110,427	$4,495	$(198)	$114,724
Cost of sales	—	75,023	2,680	(198)	77,505
Selling, general and administrative expenses	813	14,420	590	—	15,823
Research and development expenses	—	679	84	—	763
Restructuring and other charges	—	1,714	76	—	1,790
Amortization of intangibles	—	1,515	—	—	1,515
Income (loss) from operations	(813)	17,076	1,065	—	17,328
Interest expense	7,765	4	7	—	7,776
Other expense (income)	—	214	(40)	—	174
Equity in earnings of affiliates	10,931	415	—	(11,346)	—
Income tax expense (benefit)	(3,549)	6,342	683	—	3,476
Net income	$5,902	$10,931	$415	$(11,346)	$5,902

Consolidating Statements of Operations

Three months ended June 30, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$56,832	$3,637	$(162)	$60,307
Cost of sales	—	39,748	2,486	(162)	42,072
Selling, general and administrative expenses	57	8,019	642	—	8,718
Research and development expenses	—	533	58	—	591
Restructuring and other charges	—	—	—	—	—
Amortization of intangibles	—	1,225	—	—	1,225
Income (loss) from operations	(57)	7,307	451	—	7,701
Interest expense (income)	8,293	(42)	64	—	8,315
Other expense (income)	3,296	23	(31)	—	3,288
Equity in earnings of affiliates	4,873	385	—	(5,258)	—
Income tax expense (benefit)	(2,337)	2,838	33	—	534
Net income (loss)	$(4,436)	$4,873	$385	$(5,258)	$(4,436)

Consolidating Statements of Operations

Six months ended June 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$215,097	$8,782	$(282)	$223,597
Cost of sales	—	149,271	5,373	(282)	154,362
Selling, general and administrative expenses	880	28,998	1,114	—	30,992
Research and development expenses	—	1,270	158	—	1,428
Restructuring and other charges	—	2,553	87	—	2,640
Amortization of intangibles	—	3,089	—	—	3,089
Income (loss) from operations	(880)	29,916	2,050	—	31,086
Interest expense (income)	15,705	49	7	—	15,761
Other expense (income)	—	219	(73)	—	146
Equity in earnings of affiliates	18,948	1,172	—	(20,120)	—
Income tax expense (benefit)	(6,701)	11,872	944	—	6,115
Net income (loss)	$9,064	$18,948	$1,172	$(20,120)	$9,064

Consolidating Statements of Operations

Six months ended June 30, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$105,145	$7,338	$(336)	$112,147
Cost of sales	—	72,990	5,004	(336)	77,658
Selling, general and administrative expenses	111	15,186	1,278	—	16,575
Research and development expenses	—	1,052	124	—	1,176
Restructuring and other charges	—	—	—	—	—
Amortization of intangibles	—	2,450	—	—	2,450
Income (loss) from operations	(111)	13,467	932	—	14,288
Interest expense (income)	11,967	(86)	134	—	12,015
Other expense (income)	3,295	35	(65)	—	3,265
Equity in earnings of affiliates	9,009	786	—	(9,795)	—
Income tax expense (benefit)	(4,315)	5,295	77	—	1,057
Net income (loss)	$(2,049)	$9,009	$786	$(9,795)	$(2,049)

Condensed Consolidating Balance Sheets

June 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$11,223	$2,517	$1,216	$—	$14,956
Receivables, net	—	51,437	1,602	(95)	52,944
Inventories	—	58,085	2,667	—	60,752
Prepaid expenses and other	—	3,005	157	—	3,162
Total current assets	11,223	115,044	5,642	(95)	131,814
Property, plant and equipment, net	—	81,092	4,734	—	85,826
Intercompany receivable (payable)	(36,879)	35,199	1,677	3	—
Investment in subsidiaries	521,109	7,174	—	(528,283)	—
Goodwill	4,205	278,503	—	—	282,708
Intangibles, net	—	78,785	—	—	78,785
Deferred financing costs and other assets	16,127	354	25	—	16,506
Total assets	$515,785	$596,151	$12,078	$(528,375)	$595,639

Current portion of long-term debt	$1,940	$10	$—	$—	$1,950
Accounts payable	3	18,441	1,042	(92)	19,394
Accrued liabilities	(7,535)	42,393	2,373	—	37,231
Total current liabilities	(5,592)	60,844	3,415	(92)	58,575
Note payable and long-term debt	365,119	—	—	—	365,119
Other long-term liabilities	6,734	14,198	1,489	—	22,421
Total liabilities	366,261	75,042	4,904	(92)	446,115
Equity	149,524	521,109	7,174	(528,283)	149,524
Total liabilities and equity	$515,785	$596,151	$12,078	$(528,375)	$595,639

Condensed Consolidating Balance Sheets

December 31, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,267	$2,438	$1,299	$—	$16,004
Receivables, net	—	46,805	1,549	—	48,354
Inventories	—	55,686	2,328	—	58,014
Prepaid expenses and other	—	3,299	172	—	3,471
Total current assets	12,267	108,228	5,348	—	125,843
Property, plant and equipment, net	—	80,907	5,038	—	85,945
Intercompany receivable (payable)	(15,713)	15,189	—	524	—
Investment in subsidiaries	502,862	6,571	—	(509,433)	—
Goodwill	7,116	282,345	—	—	289,461
Intangibles, net	—	81,874	—	—	81,874
Deferred financing costs and other assets	16,815	320	(29)	—	17,106
Total assets	$523,347	$575,434	$10,357	$(508,909)	$600,229

Current portion of long-term debt	$1,940	$21	$—	$—	$1,961
Accounts payable	14	19,346	1,087	—	20,447
Accrued liabilities	12,865	36,115	1,592	—	50,572
Total current liabilities	14,819	55,482	2,679	—	72,980
Note payable and long-term debt	366,090	1	—	—	366,091
Other long-term liabilities	4,947	17,089	1,107	524	23,667
Total liabilities	385,856	72,572	3,786	524	462,738
Redeemable and convertible preferred stock of parent	30	—	—	—	30
Equity	137,461	502,862	6,571	(509,433)	137,461
Total liabilities and equity	$523,347	$575,434	$10,357	$(508,909)	$600,229

Consolidating Statements of Cash Flows

Six months ended June 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(18,179)	$28,479	$1,674	$—	$11,974
Cash flows from investing activities:
Capital expenditures	—	(8,421)	(485)	—	(8,906)
Transferred assets	—	28	(28)	—	—
Proceeds from sale of equipment	—	53	—	—	53
Acquisitions, net of cash acquired	(2,279)	—	—	—	(2,279)
Net cash used in investing activities	(2,279)	(8,340)	(513)	—	(11,132)
Cash flows from financing activities:
Repayments	(970)	(12)	—	—	(982)
Intercompany advances	21,163	(20,010)	(1,153)	—	—
Redemption of redeemable and convertible preferred stock of parent	(30)	—	—	—	(30)
Deferred financing fees	(749)	—	—	—	(749)
Cash flows (used in) provided by financing activities	19,414	(20,022)	(1,153)	—	(1,761)
Effect of exchange rate changes in cash	—	(38)	(91)	—	(129)
Net decrease in cash and cash equivalents	(1,044)	79	(83)	—	(1,048)
Cash and cash equivalents, beginning of period	12,267	2,438	1,299	—	16,004
Cash and cash equivalents, end of period	$11,223	$2,517	$1,216	$—	$14,956

Consolidating Statements of Cash Flows

Six months ended June 30, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(4,165)	$8,402	$844	$—	$5,081
Cash flows from investing activities:
Capital expenditures	—	(3,625)	(553)	—	(4,178)
Transferred assets	—	(8)	8	—	—
Proceeds from sale of equipment	—	1,373	—	—	1,373
Acquisitions, net of cash acquired	(218,480)	5,304	—	—	(213,176)
Other noncurrent assets	12	—	—	—	12
Net cash (used in) provided by investing activities	(218,468)	3,044	(545)	—	(215,969)
Cash flows from financing activities:
Borrowing	372,000	—	—	—	372,000
Repayments	(147,910)	(36,146)	—	—	(184,056)
Intercompany advances	(27,140)	26,826	314	—	—
Capital contributions from parent	67,862	—	—	—	67,862
Redemption and repurchase of redeemable and convertible preferred stock of parent	(12,563)	—	—	—	(12,563)
Dividends paid on redeemable and convertible preferred stock of parent	(8,201)	—	—	—	(8,201)
Deferred financing fees	(15,968)	—	—	—	(15,968)
Cash flows (used in) provided by financing activities	228,080	(9,320)	314	—	219,074
Effect of exchange rate changes in cash	—	9	(39)	—	(30)
Net (decrease) increase in cash and cash equivalents	5,447	2,135	574	—	8,156
Cash and cash equivalents, beginning of period	14	3,394	566	—	3,974
Cash and cash equivalents, end of period	$5,461	$5,529	$1,140	$—	$12,130

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 333-118675) for the Company’s fiscal year ended December 31, 2004. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein. We undertake no obligation to update publicly or publicly revise any forward-looking statement, whether as a result of new information, future events or otherwise.

On May 4, 2005, the Company changed its name from Medical Device Manufacturing, Inc. to Accellent Corp.  Unless the context indicates otherwise, all references in this quarterly report to “Accellent,” the “Company,” “we,” “our,” or “us” mean Accellent Corp. and its subsidiaries.  We are a wholly owned subsidiary of Accellent Inc., a Maryland corporation, which we refer to herein as “Accellent Inc.” or “our parent.”

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

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiovascular, endoscopy, and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Guidant, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. During 2004, our top 10 customers accounted for approximately 55% of net sales with two customers each accounting for greater than 10% of net sales.  During the first half of 2005, our top 10 customers accounted for approximately 60% of net sales with two customers each accounting for greater than 10% of net sales.  Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation.  Based on preliminary estimates and our experience to date with this customer, we expect net sales from Boston Scientific to decrease by approximately $38 million, with the substantial majority of the net sales decrease taking place in 2006.  While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and the loss will not adversely affect our operating results in 2006 and thereafter. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.

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

Our operations are based on purchase orders that typically provide for 30 to 90 days delivery from the time the purchase order is received, but which can provide for delivery within 30 days or up to 180 days, depending on the product and the customer’s ability to forecast requirements.

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

Amortization of intangible assets is primarily related to our acquisitions of G&D, Inc. d/b/a Star Guide, Noble-Met, Ltd., UTI Pennsylvania, American Technical Molding, Inc., Venusa, Ltd. and Venusa de Mexico, S.A. de C.V. (together with Venusa, Ltd., “Venusa”) and MedSource. Interest expense is primarily related to indebtedness incurred to finance our acquisitions.

We have aligned our management by the three medical device market segments which we serve.  As a result of this alignment, we have three operating segments: endoscopy, cardiology and orthopaedics.  We have determined that all of our operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

In connection with the MedSource acquisition, we identified $17.3 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $9.7 million in severance payments and $7.6 million in lease termination and other contract termination costs.  Severance payments relate to approximately 510 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. All other costs are expected to be paid by 2018.  The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”) No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill in the near term.  During the first six months of fiscal year 2005, we decreased the estimated liability for the MedSource facilities consolidation by $4.2 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.

The following table summarizes the recorded accruals and activity related to the restructuring (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2004	$7,764	$9,913	$17,677
Adjustment to planned plant closure and severance costs for the MedSource integration	(1,829)	(2,328)	(4,157)
Restructuring and integration charges incurred	887	1,753	2,640
Paid year-to-date	(2,657)	(1,894)	(4,551)
Balance June 30, 2005	$4,165	$7,444	$11,609

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, presented as a percentage of net sales.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	67.6	69.8	69.0	69.2
Gross Profit	32.4	30.2	31.0	30.8
Selling, General and Administrative Expenses	13.8	14.4	13.9	14.8
Research and Development Expenses	0.6	1.0	0.6	1.1
Restructuring and Other Charges	1.6	—	1.2	—
Amortization of Intangibles	1.3	2.0	1.4	2.2
Income from Operations	15.1	12.8	13.9	12.7

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

Net sales for the second quarter of 2005 were $114.7 million, an increase of $54.4 million or 90% compared to net sales of $60.3 million for the second quarter of 2004. Higher net sales was due to the acquisition of MedSource, which increased net sales by $43.9 million, and a $10.5 million increase primarily due to higher shipments as we were awarded new products and increases in unit shipments on existing products to customers that serve the endoscopic and cardiovascular markets.  These increases were partially offset by our facility rationalization program, which included the closing or sale of select facilities, which resulted in a reduction in net sales attributable to former MedSource facilities of $5.9 million for the second quarter of 2005.  Three customers, Johnson & Johnson, Boston Scientific and Medtronic each accounted for greater than 10% of net sales for the second quarter of 2005.  One customer, Boston Scientific, accounted for greater than 10% of net sales for the second quarter of 2004.

Gross Profit

Gross profit for the second quarter of 2005 was $37.2 million as compared to $18.2 million for the second quarter of 2004.  The $19.0 million increase in gross profit was primarily due to the MedSource acquisition and unit volume increases.

Gross margin was 32.4% of net sales for the second quarter of 2005 as compared to 30.2% of net sales for the second quarter of 2004.  The increase in gross margins is due to increased sales, which lead to improved leverage of our fixed cost of sales and cost reduction efforts.  MedSource gross margins have historically been lower than gross margins attained by us before the acquisition.  The lower MedSource gross margins negatively impacted our gross margins in the second quarter of 2005 by $1.9 million, or 1.7%.

Selling, General and Administration Expenses

Selling, general and administrative expenses, or SG&A, were $15.8 million for the second quarter of 2005 compared to $8.7 million for the second quarter of 2004. The increase in SG&A costs were primarily due to the acquisition of MedSource and a stock-based compensation charge of $746,000 for the second quarter of 2005 to increase our liability for phantom stock plans due to the increase in value of our parent’s common stock.

SG&A expenses were 13.8% of net sales for the second quarter of 2005 versus 14.4% of net sales for the second quarter of 2004. The lower 2005 percentage was driven by sales growth, which lead to improved leverage of our fixed SG&A costs.

In July 2005, the Board of Directors of our parent approved the grant of 616,562 shares of restricted stock of our parent to certain members our management.  Each shares vests 100% on the four year anniversary from the date of grant.  We expect to record compensation expense of $7.6 million over the vesting period of the restricted shares, or 48 months, resulting in a quarterly compensation charge to SG&A expense of $474,000 starting in July 2005.  Also in July 2005, the Board of Directors of our parent approved the grant of 281,152 stock options to certain members of our management at option prices that are below the fair market value of the underlying common stock.  We expect to record compensation expense of $1.2 million over the vesting period of the stock options, or 60 months, resulting in a quarterly compensation charge to SG&A of $58,000 starting in July 2005.

Research and Development Expenses

Research and development expenses, or R&D,  for the second quarter of 2005 were $0.8 million or 0.6% of net sales, compared to $0.6 million or 1.0% of net sales for the second quarter of 2004.  The lower 2005 percentage was driven by sales growth, which lead to improved leverage of our fixed R&D costs.

Restructuring and Other Charges

We recognized $1.8 million of restructuring charges and acquisition integration costs during the second quarter of fiscal year 2005, including $0.6 million of severance costs and $1.0 million of other exit costs including costs to move production processes from five facilities that are in the process of being closed to our other production facilities.  In addition, we incurred $0.2 million of costs for the integration of MedSource.

Amortization

Amortization was $1.5 million for the second quarter of 2005 compared to $1.2 million for the second quarter of 2004. The higher amortization was primarily due to the acquisition of MedSource.

Interest Expense, net

Interest expense, net was $7.8 million for the second quarter of 2005 compared to $8.3 million for the second quarter of 2004.  The decrease is primarily due the refinancing of our old senior secured credit facility and various senior subordinated indebtedness during the second quarter of fiscal year 2004 which resulted in $4.5 million of accelerated amortization of debt discounts and deferred financing costs.  This decrease was partially offset by higher interest expense due to the increased debt incurred to acquire MedSource.

Other expense

Other expense was $0.2 million for the second quarter of 2005 compared to $3.3 million for the second quarter of 2004.  The decrease is primarily due to debt prepayment penalties of $3.3 million incurred during the second quarter of 2004.

Income Tax Expense

Income tax expense for the second quarter of 2005 was $3.5 million, or 37.1% of pre-tax net income, and includes $2.2 million in charges for non-cash deferred income taxes, including $1.7 million for tax benefits acquired from MedSource which have been credited to goodwill and not benefited in the statement of operations and $0.5 million of charges for the different book and tax treatment of goodwill.  The remaining $1.3 million of income tax expense for the second quarter of 2005 includes $1.2 million for certain state and foreign income taxes and $0.1 million for domestic federal income tax expense.  We expect to offset most of our 2005 domestic federal income taxes with net operating loss carryforwards.  For the second quarter of fiscal year 2004, income tax expense was $0.5 million on a pre-tax net loss of $3.9 million, and as was comprised primarily of certain state and foreign income tax expense.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales

Net sales for the first half of 2005 were $223.6 million, an increase of $111.5 million or 99% compared to net sales of $112.1 million for the first half of 2004. Higher net sales was due to the acquisition of MedSource, which increased net sales by $89.8 million, and a $21.7 million increase primarily due to higher shipments as we were awarded new products and increases in unit shipments on existing products to customers that serve the endoscopic and cardiovascular markets.  These increases were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $8.4 million for the first half of 2005.  Two customers, Johnson & Johnson and Boston Scientific each accounted for greater than 10% of net sales for the first half of 2005 and 2004.

Gross Profit

Gross profit for the first half of 2005 was $69.2 million compared to $34.5 million for the first half of 2004.  The $34.7 million increase in gross profit was primarily due to the MedSource acquisition and unit volume increases.

Gross margin was 31.0% of net sales for the first half of 2005 compared to 30.8% of net sales for the first half of 2004.  The increase in gross margins is due to increased sales, which lead to improved leverage of our fixed cost of sales and cost reduction efforts.  MedSource gross margins have historically been lower than gross margins attained by us before the acquisition.  The lower MedSource gross margins negatively impacted our gross margins in the first half of 2005 by $6.3 million, or 2.8%.

Selling, General and Administration Expenses

Selling, general and administrative expenses, or SG&A, were $31.0 million for the first half of 2005 compared to $16.6 million for the first half of 2004. The increase in SG&A costs were primarily due to the acquisition of MedSource and a stock-

based compensation charge of $746,000 during the second quarter of 2005 to increase our liability for phantom stock plans due to the increase in value of our parent’s common stock.

SG&A expenses were 13.9% of net sales for the first half of 2005 versus 14.8% of net sales for the first half of 2004. The lower 2005 percentage was driven by sales growth, which lead to improved leverage of our fixed SG&A costs.

Research and Development Expenses

Research and development expenses, or R&D, for the first half of 2005 were $1.4 million or 0.6% of net sales, compared to $1.2 million or 1.1% of net sales for the first half of 2004.  The lower 2005 percentage was driven by sales growth, which lead to improved leverage of our fixed R&D costs.

Restructuring and Other Charges

We recognized $2.6 million of restructuring charges and acquisition integration costs during the first half of 2005, including $0.9 million of severance costs and $1.4 million of other exit costs including costs to move production processes from five facilities that are in the process of being closed to our other production facilities.  In addition, we incurred $0.3 million of costs for the integration of MedSource.

Amortization

Amortization was $3.1 million for the first half of 2005 compared to $2.5 million for the first half of 2004. The higher amortization was primarily due to the acquisition of MedSource.

Interest Expense, net

Interest expense, net was $15.8 million for the first half of 2005 compared to $12.0 million for the first half of 2004.  The increased was due to increased debt incurred to acquire MedSource.  This increase was partially offset by $4.5 million of accelerated amortization of debt discounts and deferred financing costs incurred during the first half of 2004 due to the refinancing of our old senior secured credit facility and various senior subordinated indebtedness.

Other expense

Other expense was $0.1 million for the first half of 2005 compared to $3.3 million for the first half of 2004.  The decrease is primarily due to debt prepayment penalties of $3.3 million incurred during the first half of 2004.

Income Tax Expense

Income tax expense for the first half of 2005 was $6.1 million, or 40.3% of pre-tax net income.  The effective rate is higher than the statutory rate primarily due to $3.9 million in charges for non-cash deferred income taxes, including $2.9 million for tax benefits acquired from MedSource which have been credited to goodwill and not benefited in the statement of operations and $1.0 million of charges for the different book and tax treatment of goodwill.  The remaining $2.2 million of income tax expense for the first half of 2005 includes $2.1 million for certain state and foreign income taxes and $0.1 million for domestic federal income tax expense.  For the first half of fiscal year 2004, income tax expense was $1.1 million on a pre-tax net loss of $1.0 million, and as was comprised primarily of certain state and foreign income tax expense.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided by operations and borrowings under our senior secured credit facility, entered into in conjunction with our June 30, 2004 acquisition of MedSource, which include a five-year undrawn $40.0 million revolving credit facility and a six-year $194.0 million term facility.  Additionally, we may borrow up to $40.0 million in additional term loans, with the approval of participating lenders.  Our senior secured credit facility is described in greater detail under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  We amended our senior secured credit facility on March 25, 2005, which decreased the interest rates charged on the term loans, increased the amount of potential additional term loans from $40.0 million to $50.0 million and allowed increased flexibility in, and funds for, acquisitions.  Additional term loans require the approval of participating lenders.  For a further discussion of the amendment to our senior secured credit facility, see Note 6 – “Short-term and long-term debt.”  Our principal uses of cash will be to meet debt service requirements, fund working capital requirements and finance capital expenditures and acquisitions. At June 30, 2005, we had $6.2 million of letters of credit outstanding that reduced by such amount the amounts available under our revolving credit facility.

During the first half of 2005, cash provided by operating activities was $12.0 million compared to $5.1 million for the first half of 2004. The increase in cash provided by operations is primarily due to increased profitability as a result of the acquisition of MedSource and increased demand for our products.  The increase in profitability has been partially offset by increases in working capital for inventory and accounts receivable due to higher sales, payments related to our restructuring programs, and payments of annual incentive compensation awards during the first quarter of fiscal 2005.

During the first half of 2005, cash used in investing activities totaled $11.1 million compared to $216.0 million for the first half of 2004.  The decrease in cash used in investing activities is attributable to the acquisition of MedSource, which used $203.6 million of cash during the first half of 2004, and an earn-out payment relating to our Venusa acquisition, which used $9.6 million of cash during the first half of 2004.  These costs were partially offset by the final Venusa earn-out payment of $2.2 million during the first half of 2005, and increased capital expenditures of $4.7 million during the first half of 2005 due to the acquisition of MedSource and increased demand for our products.

 During the first half of 2005, cash used in financing activities was $1.8 million and consisted of $1.0 million of scheduled debt payments for our senior secured credit facility and $0.7 million of deferred financing fees incurred in connection with the amendment of our senior secured credit facility in March 2005.  Cash provided by financing activities was $219.1 million for the first half of 2004 and relate primarily to the following financing transactions, which took place in conjunction with our June 30, 2004 acquisition of MedSource:

•                  The issuance of $369.0 million of indebtedness consisting of a $194.0 million six-year term facility and $175.0 million of 10% senior subordinated notes due July 15, 2012.  We incurred $17.1 million of fees related to the new debt.

•                  The repayment of all previously outstanding debt, which included our credit facility of $83.5 million, our senior subordinated notes of $21.5 million and our parent’s senior notes of $38.3 million.

•                  The repayment of all MedSource debt and capital leases totaling $36.1 million.

•                  The payment by our parent of $22.2 million of dividends.

•                  The repurchase by our parent of $18.8 million of its Class C Redeemable Preferred Stock.

•                  The issuance by our parent of 7,568,980 shares of its Class A-8 5% Convertible Preferred stock for approximately $88.0 million, net of $1.8 million of fees.

We anticipate that we will spend approximately $15.0 million on capital expenditures for the remainder of 2005. Our senior secured credit facility contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our senior secured credit facility for the remainder of 2005 will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

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

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of June 30, 2005 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior Secured Credit Facility	$192,060	$1,941	$3,880	$186,239	$—
Notes	175,000	—	—	—	175,000
Capital Leases	9	9	—	—	—
Operating Leases (1)	42,267	5,535	9,350	7,816	19,566
Purchase Commitments	26,218	26,218	—	—	—
Other long-term obligations (2)	15,635	250	1,535	213	13,637
Total	$451,189	$33,953	$14,765	$194,268	$208,203

(1)                                  Accrued future rental obligations of $6.8 million included in other long-term liabilities on our consolidated balance sheet as of June 30, 2005 are included in our operating leases in the table of contractual obligations.

(2)                                  Other long-term obligations include environmental remediation obligations of $4.7 million, accrued severance benefits of $1.3 million, accrued compensation and pension benefits of $5.2 million and deferred income taxes of $4.4 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data and current economic condition of our customer base. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.  Our provision for sales returns was $1.1 million and $0.8 million at June 30, 2005 and December 31, 2004, respectively.

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

Self Insurance Reserves.  We accrue for costs to provide self insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim.  We accrue for self insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self insured workers compensation and employee health benefits at June 30, 2005 and December 31, 2004 were $3.9 million and $3.3 million, respectively.

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

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are currently assessing the impact that SFAS No. 151 will have on our results of operations, financial position or cash flows.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.”  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for our first annual period that begins after December 31, 2005. Accordingly, we will implement the revised standard in the first quarter of fiscal year 2006. Currently, we account for share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.  We are assessing the implications of this revised standard, which may materially impact our results of operations in the first quarter of fiscal year 2006 and thereafter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with change in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with our senior secured credit facility. Based on the outstanding balance at June 30, 2005, a hypothetical 10% change in rates under the senior secured credit facility would result in a change to our annual interest expense of approximately $1.1 million.

Foreign Currency Risk

We operate several facilities in foreign countries. At June 30, 2005, approximately $6.8 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the market risk to be low, as the majority of transactions at our European locations are denominated in the Euro or British pound, and our exposure to date in the Mexican peso has not been significant.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) are effective.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Under the direct supervision of senior management, the Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective with respect to us for our fiscal years ending on and after December 31, 2006. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company’s overall control environment. We are currently in the process of documenting and evaluating these internal controls.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Accellent Corp., as amended
10.1	Fourth Amendment to Management Agreement dated as of June 9, 2005, between Accellent, Inc. and KRG Capital Partners, L.L.C.
10.2	First Amendment to Letter Agreement dated as of June 9, 2005, between Accellent, Inc. and DLJ Merchant Banking III Inc.
10.3

Form of Restricted Stock Agreement for use under the Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K (Commission File No. 333-118675) filed on June 14, 2005)

10.4

Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K (Commission File No. 333-118675) filed on July 21, 2005)

10.5

Form of Incentive Stock Option Agreement for use under the Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K (Commission File No. 333-118675) filed on July 21, 2005)

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

Accellent Corp.

August 9, 2005	By:	/s/ Ron Sparks
Ron Sparks
President and Chief Executive Officer

Accellent Corp.

August 9, 2005	By:	/s/ Stewart A. Fisher
Stewart A. Fisher
Chief Financial Officer, Vice President, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of Accellent Corp., as amended
10.1	Fourth Amendment to Management Agreement dated as of June 9, 2005, between Accellent, Inc. and KRG Capital Partners, L.L.C.
10.2	First Amendment to Letter Agreement dated as of June 9, 2005, between Accellent, Inc. and DLJ Merchant Banking III Inc.
10.3

Form of Restricted Stock Agreement for use under the Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K (Commission File No. 333-118675) filed on June 14, 2005)

10.4

Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.1 to Accellent Corp.’s Current Report on Form 8-K (Commission File No. 333-118675) filed on July 21, 2005)

10.5

Form of Incentive Stock Option Agreement for use under the Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.2 to Accellent Corp.’s Current Report on Form 8-K (Commission File No. 333-118675) filed on July 21, 2005)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer