Form 10-Q
period 2005-09-30
ACCELLENT CORP.
filed 2005-11-01
CIK 1297885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number: 333-118675

Accellent Corp.

(Exact name of registrant as specified in its charter)

Colorado	91-2054669
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

200 West 7th Avenue
Collegeville, Pennsylvania	19426-0992
(Address of registrant’s principal executive offices)	(Zip code)

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

Yes  ☐      No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐      No  ☒

As of November 1, 2005, 100 shares of the Registrant’s common stock were outstanding.  The registrant is a wholly owned subsidiary of Accellent Inc.

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

Signatures

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCELLENT CORP.

Unaudited Condensed Consolidated Balance Sheets

As of September 30, 2005 and December 31, 2004

(in thousands)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$7,388	$16,004
Accounts receivable, net of allowances of $2,067 and $2,909, respectively	56,561	48,354
Inventories	61,393	58,014
Prepaid expenses and other	2,706	3,471
Total current assets	128,048	125,843
Property and equipment, net	96,102	85,945
Goodwill	284,879	289,461
Intangibles, net	83,654	81,874
Deferred financing costs and other assets	15,985	17,106
Total assets	$608,668	$600,229
Liabilities and stockholder’s equity
Current liabilities:
Current portion of long-term debt	$1,961	$1,961
Accounts payable	20,218	20,447
Accrued payroll and benefits	12,143	13,011
Accrued interest	3,741	10,575
Accrued expenses, other	19,677	26,986
Total current liabilities	57,740	72,980
Notes payable and long-term debt	372,663	366,091
Other long-term liabilities	25,255	23,667
Total liabilities	455,658	462,738
Redeemable and convertible preferred stock of parent company	—	30
Stockholder’s equity:
Common stock, par value $.01 per share, 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	205,750	201,348
Accumulated other comprehensive income	928	1,716
Accumulated deficit	(53,668)	(65,603)
Total stockholder’s equity	153,010	137,461
Total liabilities and stockholder’s equity	$608,668	$600,229

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2005 and 2004

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$116,655	$100,338	$340,253	$212,485
Cost of sales	79,758	77,497	234,122	155,155
Gross profit	36,897	22,841	106,131	57,330
Selling, general and administrative expenses	18,547	14,106	49,539	30,681
Research and development expenses	866	847	2,294	2,023
Restructuring and other charges	1,185	2,107	3,824	2,107
Amortization of intangibles	1,572	1,487	4,660	3,937
Income from operations	14,727	4,294	45,814	18,582
Interest expense, net	7,970	7,382	23,731	19,397
Other (income) expense, including debt prepayment penalties of $3,295 for the nine months ended September 30, 2004	(42)	19	105	3,284
Income (loss) before income taxes	6,799	(3,107)	21,978	(4,099)
Income tax expense	3,930	1,284	10,045	2,341
Net income (loss)	2,869	(4,391)	11,933	(6,440)
Dividends on redeemable and convertible preferred stock of parent company	—	—	—	(8,201)
Net income (loss) available to common stockholder	$2,869	$(4,391)	$11,933	$(14,641)

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2005 and 2004

(in thousands)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$11,933	$(6,440)
Cash provided by operating activities:
Depreciation and amortization	16,062	11,289
Amortization of debt discounts and non-cash interest accrued	2,002	6,942
Deferred income taxes	6,532	993
Non-cash compensation charge	3,556	161
Loss (gain) on disposal of assets	310	(114)
Changes in operating assets and liabilities, net of business acquired:
Increase in accounts receivable	(7,379)	(5,816)
Increase in inventories	(2,462)	(6,435)
Decrease in prepaid expenses and other	790	898
(Decrease) increase in accounts payable and accrued expenses	(9,874)	4,701
Net cash provided by operating activities	21,470	6,179
INVESTING ACTIVITIES:
Purchase of property, plant & equipment	(15,586)	(8,718)
Proceeds from sale of assets	61	1,402
Acquisition of business	(20,098)	(214,001)
Net cash used in investing activities	(35,623)	(221,317)
FINANCING ACTIVITIES:
Proceeds from long-term debt	8,000	372,000
Principal payments on long-term debt	(1,473)	(184,547)
Capital contributions from parent	30	67,862
Redemption and repurchase of redeemable and convertible preferred stock of parent	(30)	(12,563)
Dividends paid on redeemable and convertible preferred stock of parent company	—	(8,201)
Deferred financing fees	(826)	(15,968)
Net cash provided by financing activities	5,701	218,583
EFFECT OF EXCHANGE RATE CHANGES IN CASH:	(164)	(16)
(Decrease) increase in cash and cash equivalents	(8,616)	3,429
Cash and cash equivalents at beginning of period	16,004	3,974
Cash and cash equivalents at end of period	$7,388	$7,403
Supplemental disclosure of non-cash investing activities:
Cash paid for businesses acquired
Working capital net of cash acquired of $14,304 in 2004	$1,888	$3,489
Property, plant and equipment	5,241	44,822
Goodwill and intangible assets	11,102	198,047
Long-term liabilities	(43)	(41,506)
Change in accrued expenses for acquisitions related to earn-out and expense payments	1,910	9,149
	$20,098	$214,001

Property, plant and equipment acquired through long-term lease	$392	$—

The accompanying notes are an integral part of these financial statements.

ACCELLENT CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2005

1.  Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Accellent Corp. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the fiscal year as a whole. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on March 15, 2005 with the Securities and Exchange Commission (File No. 333-118675) for the year ended December 31, 2004.

The Company changed its name from Medical Device Manufacturing, Inc. to Accellent Corp. on May 4, 2005.  The Company is a wholly owned subsidiary of Accellent Inc. (“Parent”).  Parent is a holding company with no operations and whose only asset is the stock of the Company.  Proceeds from the issuance of debt and sale of stock of Parent are used by the Company for its acquisitions of its subsidiaries. Additionally, the proceeds of the Company’s issuance of $175.0 million of 10% Senior Subordinated Notes due July 15, 2012 (the “Senior Subordinated Notes”) were used to retire all of the senior notes of Parent. Accordingly, in compliance with provisions of Staff Accounting Bulletin 54 (Topic 5-J, Question 3), the accompanying financial statements reflect the push down of Parent’s debt, related interest expense, debt issuance costs, the Class B-1 and B-2 Redeemable and Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock and related dividends. The Parent debt pushed down to the Company is included in its consolidated balance sheets as long-term debt. The Parent Class B-1 and B-2 Redeemable and Convertible Preferred Stock, and the Class C 8% Redeemable Preferred Stock pushed down to the Company is included in its consolidated balance sheets as redeemable and convertible preferred stock of parent company.   The Class B-1 Redeemable and Convertible Preferred Stock were redeemed in September 2004.  The Class B-2 Redeemable and Convertible Preferred Stock were redeemed in June 2005.  Parent has also raised capital from the sale of common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock. The proceeds from the common stock, Class A-1 through A-8 5% Convertible Preferred Stock, Class AA Convertible Preferred Stock and warrants exercisable for Class AB Convertible Preferred Stock have been advanced to the Company and reflected in its consolidated balance sheets as additional paid-in capital since the Company is under no obligation to repay these amounts. Any costs incurred by Parent for the benefit of the Company have been fully allocated to the Company.   Parent does not incur any common expenses for the benefit of both Parent and the Company, therefore, no common expenses are allocated from Parent to the Company.  For the nine months ended September 30, 2004, Parent pushed down to the Company interest expense, including debt issuance costs, and debt prepayment penalties of $6.7 million.  Parent did not incur any interest expense or debt prepayment penalties for the nine months ended September 30, 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$2,869	$(4,391)	$11,933	$(6,440)
Add total stock compensation expense, net of tax, included in income (loss) as reported	2,653	42	3,477	127
Less total stock compensation expense—fair value method net of tax	(3,117)	(425)	(4,698)	(1,127)
Pro forma net income (loss)	$2,405	$(4,774)	$10,712	$(7,440)

Stock compensation expense, net of tax, included in net income as reported for the three and nine month periods ended September 30, 2005 includes a charge of $2,001,000 and $2,747,000, respectively, to increase the Company’s liability for phantom stock plans due to the increase in value of Parent’s common stock.

2.  Acquisitions:

On June 30, 2004, the Company acquired MedSource Technologies, Inc. (“MedSource”).  The MedSource acquisition was accounted for as a purchase and accordingly the results of operations include MedSource’s results beginning June 30, 2004. MedSource is an engineering and manufacturing services provider to the medical device industry. The purchase price was $219.7 million, consisting of $208.8 million in cash for the purchase of common stock and the cash out of options and warrants, and $10.9 million of transaction fees. The purchase was financed by a combination of new debt and equity as discussed in notes 6 and 8. In addition, the then existing indebtedness of MedSource equal to $36.1 million plus related accrued interest was repaid in conjunction with the acquisition. The Company estimates that it will incur $17.4 million for integration and other liabilities.

The purchase price for the MedSource acquisition was allocated as follows (in thousands):

Inventories	$27,707
Accounts receivable	24,782
Prepaid expenses and other current assets	702
Property and equipment	44,144
Goodwill	160,297
Intangible and other assets	19,938
Current liabilities	(30,304)
Debt assumed	(36,131)
Other long-term liabilities	(5,736)
Cash paid, net of cash acquired of $14,304	$205,399

The decrease in goodwill for the nine months ended September 30, 2005 is primarily related to the reduction in accrued integration and restructuring costs for MedSource as discussed in Note 3, and the expected utilization of tax benefits acquired from MedSource as discussed in Note 7.

On September 12, 2005, the Company acquired substantially all of the assets of Campbell Engineering, Inc. (“Campbell”) and certain real property owned by the shareholders of Campbell and used by Campbell in the conduct of its business.   The Campbell acquisition was accounted for as a purchase and accordingly the results of operations include Campbell’s results beginning September 12, 2005.   Campbell is an engineering and manufacturing firm providing design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.  The purchase price at closing was $18.2 million, all of which was paid in cash.    An additional $12.0 million of consideration will be paid, if at all, pursuant to an earn out arrangement contingent upon the 2005 and 2006 full year financial performance of the acquired business.    Any additional amounts paid under earn out provisions will be recorded as in increase to the purchase price allocated to goodwill at the time the payment is earned.

The Company has preliminarily identified the tangible and intangible assets as well as the liabilities assumed in the Campbell acquisition.  The final purchase price allocation could vary from the preliminary allocation.  The preliminary purchase price allocation for the Campbell acquisition was as follows (in thousands):

Inventories	$1,401
Accounts receivable	1,111
Prepaid expenses and other current assets	21
Property and equipment	5,241
Goodwill	4,662
Intangible and other assets	6,440
Current liabilities	(645)
Debt assumed	(43)
Total purchase price	$18,188

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

The following unaudited pro forma consolidated financial information reflects the purchase of MedSource and Campbell assuming the acquisitions had occurred as of the beginning of each period. This unaudited pro forma information has been provided for informational purposes only and is not necessarily indicative of the results of operations or financial condition that actually would have been achieved if the acquisitions had been on the dates indicated, or that may be reported in the future (in thousands):

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Net sales	$348,542	$314,080
Net income (loss)	12,530	115

The pro forma net income for the nine months ended September 30, 2004 includes $2.3 million of restructuring charges recognized by MedSource.

3.  Restructuring and Other Charges:

In connection with the MedSource acquisition, the Company identified $17.2 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $9.7 million in severance payments and $7.5 million in lease termination and other contract termination costs.   Severance payments relate to approximately 520 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. All other costs are expected to be paid by 2018.  The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”)  No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill in the near term.  During the first nine months of fiscal year 2005, the Company decreased the estimated liability for the MedSource facilities consolidation by $4.3 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.

The Company recognized an additional $3.8 million of restructuring charges and acquisition integration costs during the first nine months of fiscal year 2005, including $1.2 million of severance costs and $2.1 million of other exit costs including costs to move production processes from five facilities that are closing to other production facilities of the Company.  In addition to the

$3.3 million in restructuring charges incurred during first nine months of fiscal year 2005, the Company incurred $0.5 million of costs for the integration of MedSource.

The following table summarizes the recorded accruals and activity related to the restructuring activities (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2004	$7,764	$9,913	$17,677
Adjustment to planned plant closure and severance costs for the MedSource integration (reduction to the purchase price allocated to goodwill)	(1,932)	(2,387)	(4,319)
Restructuring and integration charges incurred	1,191	2,633	3,824
Paid year-to-date	(3,886)	(3,080)	(6,966)
Balance September 30, 2005	$3,137	$7,079	$10,216

4.  Comprehensive Income:

Comprehensive income (loss) represents net income plus the results of any stockholder’s equity changes related to currency translation.  For the three and nine months ended September 30, 2005 and 2004, the Company reported comprehensive income of (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$2,869	$(4,391)	$11,933	$(6,440)
Cumulative translation adjustments	(85)	112	(788)	(91)
Comprehensive income (loss)	$2,784	$(4,279)	$11,145	$(6,531)

5.  Inventories:

Inventories at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$22,174	$20,939
Work-in-process	23,979	24,068
Finished goods	15,240	13,007
Total	$61,393	$58,014

6.  Short-term and long-term debt:

Long-term debt at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Senior secured credit facility term loans, interest at 6.09% at September 30, 2005 and 5.28% at December 31, 2004	$191,575	$193,030
Senior secured credit facility revolving credit facility loans, interest at 6.84% at September 30, 2005	8,000	—
Senior Subordinated Notes maturing July 15, 2012, interest at 10%	175,000	175,000
Capital lease obligations	49	22
Total debt	374,624	368,052
Less current portion	(1,961)	(1,961)
Long-term debt, excluding current portion	$372,663	$366,091

The Company’s Senior Secured Credit Facility dated June 30, 2004 and as amended on March 25, 2005 (the “Credit Agreement”) includes $194.0 million of term loans and up to $40.0 million available under the revolving credit facility.  Additionally, the Company may borrow up to $50.0 million in additional term loans, with the approval of participating lenders.  The interest rate applicable to the term loans is as follows:  on base rate loans from base rate (generally the applicable prime lending rate of Credit Suisse First Boston, as announced from time to time) plus 2.00% to base rate plus 1.25%, on euro dollar rate loans from LIBOR plus 3.00% to LIBOR plus 2.25%.  Principal payments are due in the amounts of $1.9 million per year plus, beginning in 2006, 75% of Excess Cash Flow, as defined by the Credit Agreement. The balance is due June 30, 2010.  As of September 30, 2005, $5.8 million of the revolving credit facility was supporting the Company’s letters of credit and $8.0 million was borrowed, leaving $26.2 million available.

In connection with the acquisition of Campbell on September 12, 2005, the Company used $8.0 million of its revolving credit facility (the “Revolving Loan”) under the Credit Agreement to fund part of the acquisition. The Revolving Loan is a euro dollar rate loan accruing interest at an annual rate equal to LIBOR plus 3.00%.  The Revolving Loan matures on June 30, 2010.

The Company incurred $0.8 million in fees in connection with the amendment of the Credit Agreement during the first nine months of fiscal year 2005, which will be amortized to interest expense over the remaining term of the Credit Agreement. Also in connection with the amendment, the Company wrote off deferred financing costs resulting in a charge to interest expense of $0.2 million for the first six months of fiscal year 2005.

On June 30, 2004, the Company issued $175.0 million in aggregate principal amount of Senior Subordinated Notes.  Interest on the Senior Subordinated Notes is payable on January 15th and July 15th of each year.

The Company’s debt agreements contain various covenants, including minimum cash flow (as defined therein), debt service coverage ratios and maximum capital spending limits. In addition, the debt agreements restrict the Company from paying dividends and making certain investments.  The covenants and restrictions of the indenture governing the Senior Subordinated Notes apply only to the Company and not Parent.  All covenants and restrictions under the Credit Agreement apply to the Company, and the covenants and restrictions other than financial covenants apply to Parent.

As of September 30, 2005, the Company and Parent were in compliance with their respective covenants under the Credit Agreement and the Senior Subordinated Notes.

7.  Income taxes:

Income tax expense for the nine months ended September 30, 2005 was $10.0 million on pre-tax income of $22.0 million, or 45.7% of pre-tax income.  The effective rate is higher than the statutory rate primarily due to $6.5 million in charges for non-cash deferred income taxes, including $5.2 million for tax benefits acquired from MedSource which have been credited to goodwill and not benefited in the statement of operations and $1.3 million of charges for the different book and tax treatment for goodwill. The remaining $3.5 million of income tax expense for the nine months ended September 30, 2005 includes $3.3 million for certain state and foreign income taxes and $0.2 million for domestic federal income taxes.  The Company expects to offset most of its 2005 domestic federal income taxes with net operating loss carryforwards.   For the nine months ended September 30, 2004, the Company recorded a tax provision of $2.3 million on a pre-tax net loss of $4.1 million, primarily due to provisions for certain state and foreign income taxes.

8.  Capital Stock and Redeemable Preferred Stock:

The Company has 1,000 shares of common stock authorized and 100 shares issued and outstanding, $.01 per value per share.  All shares are owned by Parent.

The Company has received proceeds from the sale of permanent equity by Parent. The proceeds received by the Company from inception to September 30, 2005 amounted to $205.8 million and are included in additional paid-in capital. The Company is under no obligation to repay these amounts to Parent. For a further discussion of the equity instruments of Parent, see Notes 10 and 11 of the consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The following table summarizes the amounts recorded as additional paid-in capital and redeemable convertible preferred stock of Parent for the nine months ended September 30, 2005 (in thousands):

	Additional paid-in capital	Redeemable and convertible preferred stock of Parent
Beginning balance, January 1, 2005	$201,348	$30
Amortization of stock-based compensation	729	—
Compensation charge associated with phantom stock plans of Parent	29	—
Capital contribution from Parent	3,644	—
Redemption of redeemable and convertible preferred stock of Parent	—	(30)
Ending balance, September 30, 2005	$205,750	$—

During the nine months ended September 30, 2005, the outstanding shares of Class B-2 Redeemable and Convertible Preferred Stock of Parent were redeemed for the carrying value of $30,000.  In addition, Parent issued 244,832 shares of its Class A-7 5% Convertible Preferred Stock to the former owners of Venusa in connection with Venusa achieving certain earn-out targets for fiscal year 2004. The Company recorded a contribution to capital of $3.6 million to reflect the issuance of these shares to the former owners of Venusa.  There are no additional earn-out provisions relating to the Venusa acquisition.

In July 2005, the Board of Directors of Parent approved the grant of 609,237 shares of its restricted common stock to certain members of the Company’s management.  The shares vest 100% on the four year anniversary from the date of grant.  The Company is recording compensation expense of $10.0 million over the vesting period of the restricted shares, or 48 months, resulting in a quarterly compensation charge to Selling, General and Administrative expense, or SG&A, of $624,000 starting in July 2005.  Also in July 2005, the Board of Directors of Parent approved the grant of 281,152 stock options to certain members of the Company’s management at option prices that are below the fair market value of the underlying common stock.  The Company is recording compensation expense of $2.3 million over the vesting period of the stock options, or 60 months, resulting in a quarterly compensation charge to SG&A of $115,000 starting in July 2005.

9.  Pension Plans:

Effective January 1, 2004, the Company adopted SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.  Components on net periodic pension cost for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$23	$19	$70	$57
Interest cost	34	32	104	97
Expected return of plan assets	(14)	(14)	(44)	(42)
Recognized net actuarial loss	11	6	35	17
	$54	$43	$165	$129

Assuming that the actual return on plan assets is consistent with the expected annualized rate of 7.0% for the remainder of fiscal year 2005, and that interest rates remain constant, the Company would be required to make total contributions to its pension plans of $74,000 for fiscal year 2005.

10.  Subsequent Events:

On October 6, 2005, the Company purchased 100% of the outstanding membership interests in Machining Technology Group, LLC (“MTG”), an Arlington, Tennessee based privately held manufacturing and engineering company specializing in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments for the orthopaedic industry.  The purchase price was $50.2 million which was paid in cash of $34.0 million and shares of Parent’s Class A-9 5% Convertible Preferred Stock valued at $16.2 million.  An additional $6.0 million of consideration will be paid, if at all, pursuant to an earn out arrangement payable contingent upon the 2006 full year financial performance of MTG.  If the earn out arrangement is earned, the payment would be expected to be made in the second quarter of 2007.  The closing cash payment was funded with a combination of approximately $21.5 million of proceeds received from a draw on the Company’s existing revolving credit facility pursuant to the Credit Agreement, and approximately $12.5 million of proceeds received from the utilization of the term loan facility provided for under the Credit Agreement.  Following the acquisition, the total amount available to be drawn on the revolving credit facility was approximately $4.7 million, net of approximately $5.8 million of letters of credit outstanding that reduced the amounts available under the revolving credit facility.

On October 7, 2005, Parent signed a definitive agreement and plan of merger (the “Merger Agreement”) with an affiliate of Kohlberg Kravis Roberts & Co. L.P. (the “KKR Affiliate”).  In addition, the KKR Affiliate, Parent and certain stockholders of Parent executed a voting agreement in which the stockholders agreed to vote their shares in favor of the merger.  The Company anticipates that it will refinance existing debt, including its Credit Facility and its existing Senior Subordinated Notes, in connection with the closing of the merger.

On October 21, 2005, the Company commenced a cash tender offer and consent solicitation for any and all of the outstanding Senior Subordinated Notes (the “Offer”).  The consents of the holders of the outstanding Senior Subordinated Notes are being solicited to eliminate substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions in the indenture governing the Senior Subordinated Notes.

The pending merger with the KKR Affiliate (the “Merger”), is subject to various customary conditions, including adoption of the merger agreement by Parent’s stockholders, the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of certain legal impediments, the receipt of certain regulatory approvals and the receipt of debt and equity financings. If all of the other conditions to the Merger are satisfied, under the terms of the existing financing commitment letters, Parent can consummate the Merger even if the Offer is not consummated and the requisite consents, as defined in the Offer, are not obtained through a covenant defeasance of the Senior Subordinated Notes in accordance with the terms of the Senior Subordinated Notes.  If the Merger is not consummated, the Company will not purchase any of the Senior Subordinated Notes tendered pursuant to the Offer or cause the proposed amendments in the Offer to become operative.

11.  Supplemental Guarantor Condensed Consolidating Financial Statements:

In connection with the Company’s issuance of its Senior Subordinated Notes, all of its domestic subsidiaries (the “Subsidiary Guarantors”) guaranteed on a joint and several, full and unconditional basis, the repayment by the Company of such notes. Certain foreign subsidiaries of the Company (the “Non-Guarantor Subsidiaries”) have not guaranteed such indebtedness.

The following tables present the unaudited consolidating statements of operations for the three and nine months ended September 30, 2005 and September 30, 2004 of the Company (“Holdings”), the Subsidiary Guarantors and the Non-Guarantor Subsidiaries, the unaudited condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, and cash flows for the nine months ended September 30, 2005 and September 30, 2004.

Consolidating Statements of Operations

Three months ended September 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$111,609	$5,225	$(179)	$116,655
Cost of sales	—	76,905	3,032	(179)	79,758
Selling, general and administrative expenses	2,917	15,001	629	—	18,547
Research and development expenses	—	752	114	—	866
Restructuring and other charges	—	1,145	40	—	1,185
Amortization of intangibles	—	1,572	—	—	1,572
Income (loss) from operations	(2,917)	16,234	1,410	—	14,727
Interest expense	7,943	27	—	—	7,970
Other expense (income)	—	95	(137)	—	(42)
Equity in earnings of affiliates	11,450	1,286	—	(12,736)	—
Income tax expense (benefit)	(2,279)	5,948	261	—	3,930
Net income	$2,869	$11,450	$1,286	$(12,736)	$2,869

Consolidating Statements of Operations

Three months ended September 30, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$96,491	$4,239	$(392)	$100,338
Cost of sales	—	75,143	2,746	(392)	77,497
Selling, general and administrative expenses	63	13,378	665	—	14,106
Research and development expenses	—	772	75	—	847
Restructuring and other charges	—	2,107	—	—	2,107
Amortization of intangibles	—	1,487	—	—	1,487
Income (loss) from operations	(63)	3,604	753	—	4,294
Interest expense (income)	7,393	(84)	73	—	7,382
Other expense (income)	—	33	(14)	—	19
Equity in earnings of affiliates	2,481	634	—	(3,115)	—
Income tax expense (benefit)	(584)	1,808	60	—	1,284
Net income (loss)	$(4,391)	$2,481	$634	$(3,115)	$(4,391)

Consolidating Statements of Operations

Nine months ended September 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$326,707	$14,006	$(460)	$340,253
Cost of sales	—	226,176	8,406	(460)	234,122
Selling, general and administrative expenses	3,798	43,998	1,743	—	49,539
Research and development expenses	—	2,023	271	—	2,294
Restructuring and other charges	—	3,697	127	—	3,824
Amortization of intangibles	—	4,660	—	—	4,660
Income (loss) from operations	(3,798)	46,153	3,459	—	45,814
Interest expense (income)	23,648	76	7	—	23,731
Other expense (income)	—	315	(210)	—	105
Equity in earnings of affiliates	30,399	2,457	—	(32,856)	—
Income tax expense (benefit)	(8,980)	17,820	1,205	—	10,045
Net income (loss)	$11,933	$30,399	$2,457	$(32,856)	$11,933

Consolidating Statements of Operations

Nine months ended September 30, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$201,637	$11,577	$(729)	$212,485
Cost of sales	—	148,134	7,750	(729)	155,155
Selling, general and administrative expenses	174	28,565	1,942	—	30,681
Research and development expenses	—	1,824	199	—	2,023
Restructuring and other charges	—	2,107	—	—	2,107
Amortization of intangibles	—	3,937	—	—	3,937
Income (loss) from operations	(174)	17,070	1,686	—	18,582
Interest expense (income)	19,359	(169)	207	—	19,397
Other expense (income)	3,295	67	(78)	—	3,284
Equity in earnings of affiliates	11,490	1,420	—	(12,910)	—
Income tax expense (benefit)	(4,898)	7,102	137	—	2,341
Net income (loss)	$(6,440)	$11,490	$1,420	$(12,910)	$(6,440)

Condensed Consolidating Balance Sheets

September 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$7,519	$(1,445)	$1,314	$—	$7,388
Receivables, net	—	54,195	2,425	(59)	56,561
Inventories	—	58,685	2,708	—	61,393
Prepaid expenses and other	—	2,554	152	—	2,706
Total current assets	7,519	113,989	6,599	(59)	128,048
Property, plant and equipment, net	—	90,995	5,107	—	96,102
Intercompany receivable (payable)	(56,311)	54,168	2,143	—	—
Investment in subsidiaries	550,661	8,430	—	(559,091)	—
Goodwill	1,877	283,002	—	—	284,879
Intangibles, net	—	83,654	—	—	83,654
Deferred financing costs and other assets	15,583	377	25	—	15,985
Total assets	$519,329	$634,615	$13,874	$(559,150)	$608,668

Current portion of long-term debt	$1,940	$21	$—	$—	$1,961
Accounts payable	—	19,159	1,118	(59)	20,218
Accrued liabilities	(17,349)	50,101	2,809	—	35,561
Total current liabilities	(15,409)	69,281	3,927	(59)	57,740
Note payable and long-term debt	372,635	28	—	—	372,663
Other long-term liabilities	9,093	14,645	1,517	—	25,255
Total liabilities	366,319	83,954	5,444	(59)	455,658
Equity	153,010	550,661	8,430	(559,091)	153,010
Total liabilities and equity	$519,329	$634,615	$13,874	$(559,150)	$608,668

Condensed Consolidating Balance Sheets

December 31, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$12,267	$2,438	$1,299	$—	$16,004
Receivables, net	—	46,805	1,549	—	48,354
Inventories	—	55,686	2,328	—	58,014
Prepaid expenses and other	—	3,299	172	—	3,471
Total current assets	12,267	108,228	5,348	—	125,843
Property, plant and equipment, net	—	80,907	5,038	—	85,945
Intercompany receivable (payable)	(15,713)	15,189	—	524	—
Investment in subsidiaries	502,862	6,571	—	(509,433)	—
Goodwill	7,116	282,345	—	—	289,461
Intangibles, net	—	81,874	—	—	81,874
Deferred financing costs and other assets	16,815	320	(29)	—	17,106
Total assets	$523,347	$575,434	$10,357	$(508,909)	$600,229

Current portion of long-term debt	$1,940	$21	$—	$—	$1,961
Accounts payable	14	19,346	1,087	—	20,447
Accrued liabilities	12,865	36,115	1,592	—	50,572
Total current liabilities	14,819	55,482	2,679	—	72,980
Note payable and long-term debt	366,090	1	—	—	366,091
Other long-term liabilities	4,947	17,089	1,107	524	23,667
Total liabilities	385,856	72,572	3,786	524	462,738
Redeemable and convertible preferred stock of parent	30	—	—	—	30
Equity	137,461	502,862	6,571	(509,433)	137,461
Total liabilities and equity	$523,347	$575,434	$10,357	$(508,909)	$600,229

Consolidating Statements of Cash Flows

Nine months ended September 30, 2005 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(32,477)	$51,112	$2,835	$—	$21,470
Cash flows from investing activities:	—
Capital expenditures	—	(14,692)	(894)	—	(15,586)
Transferred assets	—	201	(201)	—	—
Proceeds from sale of equipment	—	61	—	—	61
Acquisitions, net of cash acquired	(20,098)	—	—	—	(20,098)
Net cash used in investing activities	(20,098)	(14,430)	(1,095)	—	(35,623)
Cash flows from financing activities:
Proceeds from debt	8,000	—	—	—	8,000
Repayments	(1,455)	(18)	—	—	(1,473)
Intercompany advances	42,108	(40,489)	(1,619)	—	—
Redemption of redeemable and convertible preferred stock of parent	(30)	—	—	—	(30)
Capital contributions from parent	30	—	—	—	30
Deferred financing fees	(826)	—	—	—	(826)
Cash flows (used in) provided by financing activities	47,827	(40,507)	(1,619)	—	5,701
Effect of exchange rate changes in cash	—	(58)	(106)	—	(164)
Net decrease in cash and cash equivalents	(4,748)	(3,883)	15	—	(8,616)
Cash and cash equivalents, beginning of period	12,267	2,438	1,299	—	16,004
Cash and cash equivalents, end of period	$7,519	$(1,445)	$1,314	$—	$7,388

Consolidating Statements of Cash Flows

Nine months ended September 30, 2004 (in thousands):

	Holdings	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,059)	$19,560	$1,678	$—	$6,179
Cash flows from investing activities:	—
Capital expenditures	—	(7,778)	(940)	—	(8,718)
Transferred assets	—	(8)	8	—	—
Proceeds from sale of equipment	—	1,402	—	—	1,402
Acquisitions, net of cash acquired	(219,305)	5,304	—	—	(214,001)
Net cash used in investing activities	(219,305)	(1,080)	(932)	—	(221,317)
Cash flows from financing activities:
Borrowing	372,000	—	—	—	372,000
Repayments	(148,394)	(36,153)	—	—	(184,547)
Intercompany advances	(14,567)	14,715	(148)	—	—
Capital contributions from parent	67,862	—	—	—	67,862
Redemption of redeemable and convertible preferred stock of parent	(12,563)	—	—	—	(12,563)
Dividends paid on redeemable and convertible preferred stock of parent	(8,201)	—	—	—	(8,201)
Deferred financing fees	(15,968)	—	—	—	(15,968)
Cash flows provided by (used in) financing activities	240,169	(21,438)	(148)	—	218,583
Effect of exchange rate changes in cash	—	4	(20)	—	(16)
Net increase/(decrease) in cash and cash equivalents	5,805	(2,954)	578	—	3,429
Cash and cash equivalents, beginning of year	14	3,394	566	—	3,974
Cash and cash equivalents, end of year	$5,819	$440	$1,144	$—	$7,403

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

We primarily focus on the leading companies in three large and growing markets within the medical device industry: cardiology, endoscopy, and orthopaedics. Our customers include many of the leading medical device companies, including Abbott Laboratories, Boston Scientific, Guidant, Johnson & Johnson, Medtronic, Smith & Nephew, St. Jude Medical, Stryker, Tyco International and Zimmer. During 2004, our top 10 customers accounted for approximately 55% of net sales with two customers each accounting for greater than 10% of net sales.  During the first nine months of 2005, our top 10 customers accounted for approximately 61% of net sales with three customers each accounting for greater than 10% of net sales.    Although we expect net sales from our largest customers to continue to constitute a significant portion of our net sales in the future, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation.  Based on preliminary estimates and our experience to date with this customer, we expect net sales from Boston Scientific to decrease annually by approximately $40 million, with the substantial majority of the net sales decrease taking place in 2006.  While we believe that the transferred business can be replaced with new business from existing and potential new customers to offset the loss, there is no assurance that we will replace such business and the loss will not adversely affect our operating results in 2006 and thereafter. While net sales are aggregated by us to the ultimate parent of a customer, we typically generate diversified revenue streams within these large customers across separate divisions and multiple products.

On September 12, 2005, we, through our wholly owned subsidiary, CE Huntsville Holdings Corp., acquired substantially all of the assets of Campbell Engineering, Inc., or Campbell.   The Campbell acquisition was accounted for as a purchase and accordingly our results of operations include Campbell’s results beginning September 12, 2005.   Campbell is an engineering and manufacturing firm providing design, analysis, precision fabrication, assembly and testing of primarily orthopaedic implants and instruments.  Subject to the terms of the asset purchase agreement, we and our wholly-owned subsidiary CE Huntsville Holdings Corp. agreed to pay, in the aggregate, a cash purchase price for the assets (including the shareholder real property) of up to approximately $30.1 million, with approximately $18.1 million of which (before certain closing adjustments) was payable at the closing.  The actual amount paid at closing after closing adjustments was $17.7 million, plus estimated closing costs of $0.5 million, for a total initial purchase price of $18.2 million.   The remaining portion of the purchase price will be paid, if at all, pursuant to an earnout arrangement payable contingent upon the 2005 and 2006 full year financial performance of the acquired business.  If earned, the 2005 and 2006 earnout payments would be expected to be made in the second quarters of 2006 and 2007, respectively.  The closing cash payment was funded with a combination of cash on hand and approximately $8.0 million of proceeds received from a draw on our existing revolving credit facility, or the Revolving Loan, included in the Credit Agreement.  The Revolving Loan is a euro dollar rate loan accruing interest at an annual rate equal to LIBOR plus 3.00%.  The Revolving Loan matures on June 30, 2010. In connection with the transaction, CE Huntsville Holdings Corp. became a subsidiary guarantor of the Senior Subordinated Notes and of our obligations under our Credit Agreement.

Subsequent to our third quarter of 2005, on October 6, 2005, we purchased 100% of the outstanding membership interests in Machining Technology Group, LLC, or MTG, an Arlington, Tennessee based privately held manufacturing and engineering company specializing in rapid prototyping and manufacturing of specialized orthopaedic implants and instruments for the orthopaedic industry.  The acquisition was consummated pursuant to an Interest Purchase Agreement, dated as of October 6, 2005, by and among Accellent Corp., Gary Stavrum and Timothy Hanson, the members of MTG (the “Interest Purchase Agreement”).  Subject to the terms of the Interest Purchase Agreement, we agreed to pay, in the aggregate, approximately $50.2 million consisting of (i) approximately $33.0 million in cash (before certain closing adjustments)  which was paid at the closing, (ii) $16.2 million which was paid at the closing on our behalf by our parent company by the issuance of 407,407 shares of our parent’s Class A-9 5% Convertible Preferred Stock, and (iii) estimated closing costs of $1.0 million.  An additional $6.0 million will be paid, if at all, pursuant to an earnout arrangement payable contingent upon the 2006 full year financial performance of MTG.  If the earnout arrangement is earned, the earnout payment would be expected to be made in the second quarter of 2007.  The closing cash payment was funded with a combination of approximately $21.5 million of proceeds received from a draw on our existing revolving credit facility pursuant to our Credit Agreement, and approximately $12.5 million of proceeds received from the utilization of the term loan facility provided for under the Credit Agreement.

On October 7, 2005, our parent signed a definitive agreement and plan of merger (the “Merger Agreement”) with Accellent Acquisition Corp., an affiliate of Kohlberg Kravis Roberts & Co. L.P. (the “KKR Affiliate”), whereby a wholly-owned subsidiary of the KKR Affiliate will merge (the “Merger”) with and into our parent, Accellent Inc., with Accellent Inc. being the surviving entity.  In addition, the KKR Affiliate, our parent and certain stockholders of our parent executed a voting agreement in which the stockholders agreed to vote their shares in favor of the Merger.

On October 21, 2005, we commenced a cash tender offer (the “Offer”) and consent solicitation (the “Solicitation”) for any and all of the outstanding Senior Subordinated Notes.  The consents of the holders of the outstanding Senior Subordinated Notes (each a “Holder”) are being solicited in the Solicitation to eliminate substantially all of the restrictive and reporting covenants, certain events of default and certain other provisions in the Indenture.  The Offer is scheduled to expire at 5:00 p.m., New York City time, on November 21, 2005, unless extended by us.  The Solicitation is scheduled to expire at 5:00 p.m., New York City time, on November 3, 2005, unless extended by us.  For a further discussion of the Offer and the Solicitation, see the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission, or SEC, on October 24, 2005.

The Merger is subject to various customary conditions, including adoption of the Merger Agreement by our parent’s stockholders, the expiration or early termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of certain legal impediments, the receipt of certain regulatory approvals and the receipt of debt and equity financings. If all of the other conditions to the Merger are satisfied, under the terms of the existing financing commitment letters, our parent can consummate the Merger even if the Offer is not consummated and the requisite consents, as defined in the Offer, are not obtained through a covenant defeasance of the Senior Subordinated Notes in accordance with the terms of the Senior Subordinated Notes.  If the Merger is not consummated, we will not purchase any of the Senior Subordinated Notes tendered pursuant to the Offer or cause the proposed amendments to the indenture governing the Senior Subordinated Notes (the “Indenture”) in the Offer to become operative.  The proposed amendments, or the Amendments, include the elimination of substantially all of the restrictive and reporting convenants, certain events of default and certain other provisions of the Senior Subordinated Notes so that any non-tendered Senior Subordinated Notes do not restrict our future financial or operating flexibility.

We primarily recognize product net sales upon shipment, when title passes to the customer or, if products are shipped on consignment to a particular customer, when the customer uses the product. For services, we recognize net sales during the period in which our services are rendered.  We primarily generate our net sales domestically.  In 2004, approximately 85% of our net sales were sold to customers located in the U.S.  Since a substantial majority of the leading medical device companies are located in the U.S., we expect our net sales to U.S.-based companies to remain a high percentage of our net sales in the future.

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

Amortization of intangible assets is primarily related to our acquisitions of G&D, Inc. d/b/a Star Guide, Noble-Met, Ltd., UTI Corporation, American Technical Molding, Inc., Venusa, Ltd. and Venusa de Mexico, S.A. de C.V. (together with Venusa, Ltd., “Venusa”), MedSource and Campbell Engineering, Inc.  Interest expense is primarily related to indebtedness incurred to finance our acquisitions.

Concurrent with our acquisition of MedSource on June 30, 2004, we aligned our management by the three medical device market segments which we serve.  As a result of this alignment, we have three operating segments: endoscopy, cardiology and orthopaedics.  We have determined that all of our operating segments meet the aggregation criteria of paragraph 17 of SFAS No. 131, and are treated as one reportable segment.

In connection with the MedSource acquisition, we identified $17.2 million of costs associated with eliminating duplicate positions and plant consolidations, which is comprised of $9.7 million in severance payments and $7.5 million in lease termination and other contract termination costs.   Severance payments relate to approximately 520 employees in manufacturing, selling and administration and are expected to be paid by the end of fiscal year 2007. All other costs are expected to be paid by 2018.  The costs of these plant consolidations were reflected in the purchase price of MedSource in accordance with the FASB Emerging Issues Task Force (“EITF”)  No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.  These costs include estimates to close facilities and consolidate manufacturing capacity, and are subject to change based on the actual costs incurred to close these facilities.  Changes to these estimates could increase or decrease the amount of the purchase price allocated to goodwill in the near term.  During the first nine months of fiscal year 2005, we decreased the estimated liability for the MedSource facilities consolidation by $4.3 million, resulting in a decrease to the purchase price allocation to goodwill in the same amount.  The MedSource acquisition is described in greater detail under Part I, Item 1 “Financial Statements, Note 2 – Acquisitions.”

The following table summarizes the recorded accruals and activity related to the restructuring activities (in thousands):

	Employee costs	Other costs	Total
Balance as of December 31, 2004	$7,764	$9,913	$17,677
Adjustment to planned plant closure and severance costs for the MedSource integration (reduction to the purchase price allocated to goodwill)	(1,932)	(2,387)	(4,319)
Restructuring and integration charges incurred	1,191	2,633	3,824
Paid year-to-date	(3,886)	(3,080)	(6,966)
Balance September 30, 2005	$3,137	$7,079	$10,216

Results of Operations

The following table sets forth percentages derived from the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, presented as a percentage of net sales.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
STATEMENT OF OPERATIONS DATA:
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	68.4	77.2	68.8	73.0
Gross Profit	31.6	22.8	31.2	27.0
Selling, General and Administrative Expenses	15.9	14.1	14.5	14.4
Research and Development Expenses	0.7	0.8	0.7	1.0
Restructuring and Other Charges	1.0	2.1	1.1	1.0
Amortization of Intangibles	1.4	1.5	1.4	1.9
Income from Operations	12.6	4.3	13.5	8.7

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales

Net sales for the third quarter of 2005 were $116.7 million, an increase of $16.4 million or 16% compared to net sales of $100.3 million for the third quarter of 2004. Higher net sales was due to a $19.4 million increase from higher shipments as we were awarded new products and increases in unit shipments on existing products to customers that serve the endoscopic, cardiology and orthopaedic markets, and the acquisition of Campbell, which increased net sales by $0.7 million.  These increases were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $3.7 million for the third quarter of 2005.  Three customers, Johnson & Johnson, Boston Scientific and Medtronic each accounted for greater than 10% of net sales for the third quarter of 2005.  Two customers, Boston Scientific and Johnson & Johnson, accounted for greater than 10% of net sales for the third quarter of 2004.

Gross Profit

Gross profit for the third quarter of 2005 was $36.9 million as compared to $22.8 million for the third quarter of 2004.   The $14.1 million increase in gross profit was primarily due to the MedSource acquisition and unit volume increases.  Additionally, gross profit for the third quarter of 2004 included a $3.2 million write-off of the step-up of inventory related to the acquisition of MedSource.  Gross profit for the third quarter of 2005 includes a $0.1 million write-off of the step-up of inventory related to the acquisition of Campbell.

Gross margin was 31.6% of net sales for the third quarter of 2005 as compared to 22.8% of net sales for the third quarter of 2004.  The increase in gross margins is due to increased sales, which lead to improved leverage of our fixed cost of sales, and cost reduction efforts including the closure of production facilities.  Also, gross margin for the third quarter of 2004 included the write-off of the step-up of inventory related to the acquisition of MedSource, which reduced gross margin by 3.2% in that quarter.

Selling, General and Administration Expenses

Selling, general and administrative expenses, or SG&A, were $18.5 million for the third quarter of 2005 compared to $14.1 million for the third quarter of 2004. The increase in SG&A costs were primarily due to an increase in non-cash stock-based compensation of $2,625,000 for the third quarter of 2005 as a result of our increased liability for phantom stock plans due to the increase in value of our parent’s stock, and to amortize compensation related to restricted stock and stock options granted during the third quarter of 2005.  In addition, our SG&A expenses for the third quarter of 2005 include $0.6 million of expenses related to the Merger.

In July 2005, the Board of Directors of our parent approved the grant of 609,237 shares of restricted common stock of our parent to certain members of its and our management.  Each shares vests 100% on the four year anniversary from the date of grant.  We are recording compensation expense of $10.0 million over the vesting period of the restricted stock, or 48 months, resulting in a quarterly compensation charge to SG&A expense of $624,000 starting in July 2005.  Also in July 2005, the Board of Directors of our parent approved the grant of 281,152 stock options to certain members of its and our management at option prices that are below the fair market value of the underlying common stock.  We are recording compensation expense of $2.3 million over the vesting period of the stock options, or 60 months, resulting in a quarterly compensation charge to SG&A of $115,000 starting in July 2005.  If the Merger is consummated, the restricted stock and stock options granted in July 2005 will fully vest, resulting in an acceleration of all remaining unamortized non-cash stock based compensation.

SG&A expenses were 15.9% of net sales for the third quarter of 2005 versus 14.1% of net sales for the third quarter of 2004.  The increased percentage was primarily due to increased charges for stock-based compensation.

Research and Development Expenses

Research and development expenses, or R&D, for the third quarter of 2005 were $0.9 million or 0.7% of net sales, which is relatively unchanged from R&D expenses of $0.8 million or 0.8% of net sales for the third quarter of 2004.

Restructuring and Other Charges

We recognized $1.2 million of restructuring charges and acquisition integration costs during the third quarter of 2005, including $0.3 million of severance costs and $0.7 million of other exit costs including costs to move production processes from five facilities that are in the process of being closed and production transferred to our other existing facilities.  In addition, we incurred $0.2 million of costs for the integration of MedSource during the third quarter of 2005.

Amortization

Amortization was $1.6 million for the third quarter of 2005, a slight increase from the $1.5 million for the third quarter of 2004. The higher amortization was primarily due to the acquisition of Campbell, which we acquired on September 12, 2005.  Based on our initial estimate of the value of assets acquired from Campbell, we expect to incur approximately $0.5 million of annual amortization expense relating to intangible assets acquired from Campbell.

Interest Expense, net

Interest expense, net was $8.0 million for the third quarter of 2005 compared to $7.4 million for the third quarter of 2004.  The increase is primarily due to higher interest rates charged on borrowings outstanding under our Credit Agreement, which bear interest at a variable rate.

Income Tax Expense

Income tax expense for the third quarter of 2005 was $3.9 million, or 57.8% of pre-tax net income, and includes $2.7 million in charges for non-cash deferred income taxes, including $2.3 million for tax benefits acquired from MedSource which have been credited to goodwill and not benefited in the statement of operations and $0.4 million of charges for the different book and tax treatment of goodwill.  The remaining $1.5 million of income tax expense for the third quarter of 2005 includes $1.4 million for certain state and foreign income taxes and $0.1 million for domestic federal income tax expense.  We expect to offset most of our 2005 domestic federal income taxes with net operating loss carryforwards.  For the third quarter of fiscal year 2004, income tax expense was $1.3 million on a pre-tax net loss of $3.1 million, and as was comprised primarily of certain state and foreign income tax expense.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales

Net sales for the first nine months of 2005 were $340.3 million, an increase of $127.8 million or 60% compared to net sales of $212.5 million for the first nine months of 2004. Higher net sales was due to the acquisition of MedSource, which increased net sales by $89.8 million, a $49.3 million increase primarily due to higher shipments as we were awarded new products and increases in unit shipments on existing products to customers that serve the endoscopic, cardiology and orthopaedic markets as well as $0.7 million from the acquisition of Campbell.  These increases were partially offset by our facility rationalization program, which included the closing or sale of select facilities, resulting in a reduction in net sales attributable to former MedSource facilities of $12.0 million for the first nine months of 2005.  Three customers, Boston Scientific, Johnson & Johnson and Medtronic each accounted for greater than 10% of net sales for the first nine months of 2005.  Two customers, Boston Scientific and Johnson & Johnson each accounted for greater than 10% of net sales for the first nine months of 2004.

Gross Profit

Gross profit for the first nine months of 2005 was $106.1 million compared to $57.3 million for the first nine months of 2004.   The $48.8 million increase in gross profit was primarily due to the MedSource acquisition and unit volume increases.  Additionally, gross profit for the first nine months of 2004 included a $3.4 million write-off of the step-up of inventory related to the acquisition of MedSource, and gross profit for the first nine months of 2005 included a $0.1 million write-off of the step-up of inventory related to the acquisition of Campbell.

Gross margin was 31.2% of net sales for the first nine months of 2005 compared to 27.0% of net sales for the first nine months of 2004.  The increase in gross margins is due to increased sales, which lead to improved leverage of our fixed cost of sales, and cost reduction efforts.  Also, gross margin for the first nine months of 2004 included the write-off of the step-up of inventory related to the acquisition of MedSource, which reduced gross margin by 1.6% in that period.

Selling, General and Administration Expenses

SG&A expenses, were $49.5 million for the first nine months of 2005 compared to $30.7 million for the first nine months of 2004. The increase in SG&A costs were primarily due to the acquisition of MedSource and stock-based compensation charges of $3.6 million during the first nine months of 2005 as a result of our increased liability for phantom stock plans due to the increase in value of our parent’s stock, and to amortize compensation expense associated with restricted stock and stock options granted during the third quarter of 2005.   In addition, our SG&A expenses for the first nine months of 2005 include $0.6 million of expenses related to the Merger.

SG&A expenses were 14.5% of net sales for the first nine months of 2005 versus 14.4% of net sales for the first nine months of 2004. The higher 2005 percentage was driven primarily by increased charges for stock-based compensation in the 2005 period.

Research and Development Expenses

R&D expenses for the first nine months of 2005 were $2.3 million or 0.7% of net sales, compared to $2.0 million or 1.0% of net sales for the first nine months of 2004.  The lower 2005 percentage was driven by sales growth, which lead to improved leverage of our fixed R&D costs.

Restructuring and Other Charges

We recognized $3.8 million of restructuring charges and acquisition integration costs during the first nine months of 2005, including $1.2 million of severance costs and $2.1 million of other exit costs including costs to move production processes from five facilities that are closing to our other production facilities.  In addition to the $3.3 million in restructuring charges incurred during first nine months of 2005, we incurred $0.5 million of costs for the integration of MedSource.

Amortization

Amortization was $4.7 million for the first nine months of 2005 compared to $3.9 million for the first nine months of 2004. The higher amortization was primarily due to the acquisition of MedSource.

Interest Expense, net

Interest expense, net was $23.7 million for the first nine months of 2005 compared to $19.4 million for the first nine months of 2004.  The increase was due to increased debt incurred to acquire MedSource.  This increase was partially offset by

$4.5 million of accelerated amortization of debt discounts and deferred financing costs incurred during the first nine months of 2004 due to the refinancing of our old senior secured credit facility and various senior subordinated indebtedness.

Other expense

Other expense was $0.1 million for the first nine months of 2005 compared to $3.3 million for the first nine months of 2004.  The decrease is primarily due to debt prepayment penalties of $3.3 million incurred during the first nine months of 2004.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2005 was $10.0 million on pre-tax income of $22.0 million, or 45.7% of pre-tax income.  The effective rate is higher than the statutory rate primarily due to $6.5 million in charges for non-cash deferred income taxes, including $5.2 million for tax benefits acquired from MedSource that have been credited to goodwill and not benefited in the statement of operations and $1.3 million of charges for the different book and tax treatment for goodwill. The remaining $3.5 million of income tax expense for the nine months ended September 30, 2005 includes $3.3 million for certain state and foreign income taxes and $0.2 million for domestic federal income taxes.  For the nine months ended September 30, 2004, we recorded a tax provision of $2.3 million on a pre-tax net loss of $4.1 million, primarily due to provisions for certain state and foreign income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity are cash provided by operations and borrowings under our Credit Agreement which includes a five-year $40.0 million revolving credit facility and a six-year $194.0 million term facility.   Additionally, we may borrow up to $50.0 million in additional term loans, with the approval of participating lenders.  Our Credit Agreement is described in greater detail under Part I, Item 1, Note 6 – “Short-term and long-term debt,” and under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

At September 30, 2005, we had $5.8 million of letters of credit outstanding and $8.0 million of revolving loans that reduced the amounts available under the revolving credit portion of our Credit Agreement to $26.2 million.  We received $12.5 million from additional terms loans in October 2005 in connection with our acquisition of MTG.  In addition, we drew an additional $21.5 million in revolving loans on our revolving credit facility in October 2005 in connection with our acquisition of MTG, leaving $4.7 million available under the revolving credit facility under the Credit Agreement.

During the first nine months of 2005, cash provided by operating activities was $21.5 million compared to $6.2 million for the first nine months of 2004. The increase in cash provided by operations is primarily due to increased profitability as a result of the acquisition of MedSource and increased demand for our products.  The increase in profitability has been partially offset by increases in working capital for inventory and accounts receivable due to higher sales, payments related to our restructuring programs, and the timing of the semi-annual interest payments on our Senior Subordinated Notes.

During the first nine months of 2005, cash used in investing activities totaled $35.6 million compared to $221.3 million for the first nine months of 2004.   The decrease in cash used in investing activities is attributable to the acquisition of MedSource, which used $204.4 million of cash during the first nine months of 2004, and an earn-out payment relating to our acquisition of Venusa, which used $9.6 million of cash during the first nine months of 2004.  These costs were partially offset by the acquisition of Campbell for $17.9 million in cash during the first nine months of 2005, the final Venusa earn-out payment of $2.2 million during the first nine months of 2005, and increased capital expenditures of $6.9 million during the first nine months of 2005 due to the acquisition of MedSource and increased demand for our products.

During the first nine months of 2005, cash provided by financing activities was $5.7 million and consisted of $8.0 million in proceeds from long-term debt to partially fund our Campbell acquisition, $1.5 million of scheduled debt payments pursuant to our Credit Agreement, and $0.8 million of deferred financing fees incurred in connection with the amendment of our Credit Agreement in March 2005.  Cash provided by financing activities was $218.6 million for the first nine months of 2004 and relate primarily to the following financing transactions, which took place in conjunction with our June 30, 2004 acquisition of MedSource:

•                  The issuance of $369.0 million of indebtedness consisting of our Credit Agreement, which is a $194.0 million six-year term facility, and $175.0 million of 10% Senior Subordinated Notes due July 15, 2012.  We incurred $17.1 million of fees related to the new debt.

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

We anticipate that we will spend approximately $8.0 to $10.0 million on capital expenditures for the remainder of 2005. Our Credit Agreement contains restrictions on our ability to make capital expenditures. Based on current estimates, our management believes that the amount of capital expenditures permitted to be made under our Credit Agreement for the remainder of 2005 will be adequate to grow our business according to our business strategy and to maintain our continuing operations.

Our principal uses of cash will be to meet debt service requirements, fund working capital requirements and finance capital expenditures and acquisitions.  Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, Boston Scientific has informed us that it intends to transfer a number of products currently assembled by us to its own assembly operation. Based on our current level of operations, we believe our cash flow from operations and available borrowings under our Credit Agreement will be adequate to meet our liquidity requirements for the next 12 months and the foreseeable future. No assurance can be given, however, that this will be the case.

Consummation of the Merger will constitute a Change of Control (as defined in the Indenture) pursuant to the terms of the Indenture. Following a Change of Control, each Holder currently has the right, at the option of the Holder, to require the Company to purchase all or any portion of such Holder’s Senior Subordinated Notes no later than 90 days following the Change of Control at a price equal to 101% of the principal amount represented by such Senior Subordinated Notes together with accrued but unpaid interest, if any, to the date of purchase.  In the event that consents from the Holders of a majority of the aggregate principal amount of the outstanding Senior Subordinated Notes (the “Requisite Consents”) are obtained and the Company consummates the Offer and Solicitation, the Company will not be required to comply with the foregoing requirements.

In connection with the Merger, we intend to consummate an offering of new senior subordinated notes and enter into a new senior secured credit facility, the proceeds of which will be used to repay certain of our outstanding indebtedness, including the Offer and Solicitation (the “New Financing”).  The commitments for the New Financing also provide that in the event that the Requisite Consents are not obtained, a covenant defeasance of all of the Senior Subordinated Notes may be effected in accordance with the terms of the Indenture. The completion of the New Financing may, if the proposed Amendments are not adopted, violate certain covenants and other provisions in the Indenture.

Assuming the Merger is consummated, the Requisite Consents are obtained and we consummate the New Financing, we and our parent will experience a significant increase in our long-term indebtedness. The high degree of leverage may, among other things, make it more difficult for us to make payments on the Senior Subordinated Notes that remain outstanding after the Offer, limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate purposes and limit our use of cash flows from operations for our operations, capital expenditures and future business opportunities. In addition, the Senior Subordinated Notes that remain outstanding after the Offer will remain our unsecured obligations. The Senior Subordinated Notes will be effectively subordinated to the new senior secured credit facility. In addition, we may incur or guarantee additional secured debt pursuant to the New Financing, and the Senior Subordinated Notes will be effectively junior to any such additional secured debt we may incur or guarantee.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations as of September 30, 2005 (in thousands):

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Agreement	$191,575	$1,940	$3,880	$185,755	$—
Senior Subordinated Notes	175,000	—	—	—	175,000
Capital Leases	49	21	14	14	—
Operating Leases (1)	42,178	5,622	9,398	8,021	19,137
Purchase Commitments	27,347	27,347	—	—	—
Other long-term obligations (2)	18,521	276	1,746	277	16,222
Total	$454,670	$35,206	$15,038	$194,067	$210,359

(1)                                  Accrued future rental obligations of $6.7 million included in other long-term liabilities on our consolidated balance sheet as of September 30, 2005 are included in our operating leases in the table of contractual obligations.  The amounts shown as contractual obligations for operating leases include lease extensions options which we expect will be exercised.

(2)                                  Other long-term obligations include environmental remediation obligations of $4.7 million, accrued severance benefits of $1.5 million, accrued compensation and pension benefits of $7.2 million, deferred income taxes of $4.7 million and deferred rent expense of $0.4 million.

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

Revenue Recognition.  The amount of product revenue recognized in a given period is impacted by our judgments made in establishing our reserve for potential future product returns. We provide a reserve for our estimate of future returns against revenue in the period the revenue is recorded. Our estimate of future returns is based on such factors as historical return data the timing of historical returns as compared to the sale date. The amount of revenue we recognize will be directly impacted by our estimates made to establish the reserve for potential future product returns.   Our provision for sales returns was $1.1 million and $0.8 million at September 30, 2005 and December 31, 2004, respectively.

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

Self Insurance Reserves.  We accrue for costs to provide self insured benefits under our workers’ compensation and employee health benefits programs.  With the assistance of third party workers’ compensation experts, we determine the accrual for workers’ compensation losses based on estimated costs to resolve each claim.  We accrue for self insured health benefits based on historical claims experience.  We maintain insurance coverage to prevent financial losses from catastrophic workers’ compensation or employee health benefit claims.  Our financial position or results of operations could be impacted in a fiscal quarter due to a material increase in claims.  Our accruals for self insured workers compensation and employee health benefits at September 30, 2005 and December 31, 2004 were $3.9 million and $3.3 million, respectively.

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

Interest Rate Risk

We are subject to market risk associated with change in the London Interbank Offered Rate (LIBOR) and the Federal Funds Rate published by the Federal Reserve Bank of New York in connection with the Credit Agreement. Based on the outstanding balance at September 30, 2005, a hypothetical 10% change in rates under the Credit Agreement would result in a change to our annual interest expense of approximately $1.2 million.

Foreign Currency Risk

We operate several facilities in foreign countries. At September 30, 2005, approximately $7.4 million of long-lived assets were located in foreign countries. Our principal currency exposures relate to the Euro, British pound and Mexican pesos. We consider the market risk to be low, as the majority of transactions at our European locations are denominated in the Euro or British Pound, and our exposure to date in the Mexican peso has not been significant.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) are effective.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Under the direct supervision of senior management, the Company is currently undergoing a comprehensive effort to ensure compliance with the new regulations under Section 404 of the Sarbanes-Oxley Act of 2002 that will be effective with respect to us for our fiscal years ending December 31, 2007. Our effort includes identification and documentation of internal controls in our key business processes, as well as formalization of the Company’s overall control environment. We are currently in the process of documenting and evaluating these internal controls.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description of Exhibits

4.1

Supplemental Indenture, dated as of September 9, 2005, among CE Huntsville Holdings Corp., Accellent Corp. and U.S. Bank National Association, as trustee, with respect to the 10% Senior Subordinated Notes due 2012

4.2	Pledge Supplement, dated as of September 9, 2005, delivered by CE Huntsville Holdings Corp. pursuant to the Pledge and Security Agreement

4.3	Consent to Amendment of the Amended and Restated Shareholders’ Agreement, dated as of September 2004, among Accellent Inc. and the shareholders listed on the signature pages thereto

4.4

Consent to Amendment to Anti-Dilution Agreement, dated as of February 27, 2003, among Accellent Inc., DLJ Investment Partners II, L.P., DLJ Investment Partners, L.P., DLJIP II Holdings, L.P., and Security Life of Denver Insurance Company

10.1	Form of Non-Incentive Stock Option Agreement for use under the Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan

10.2	Asset Purchase Agreement, dated as of September 12, 2005 by and among Accellent Corp., CE Huntsville Holdings Corp., Campbell Engineering, Inc. and the shareholders of Campbell Engineering, Inc.

10.3

Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.1 to Accellent Corp.’s current report on Form 8-K (Commission File No. 333-118675) filed on July 21, 2005)

10.4

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

Accellent Corp.

November 1, 2005	By:	/s/ Ron Sparks
Ron Sparks President and Chief Executive Officer

Accellent Corp.

November 1, 2005	By:	/s/ Stewart A. Fisher
Stewart A. Fisher Chief Financial Officer, Vice President, Treasurer and Secretary

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

4.1

Supplemental Indenture, dated as of September 9, 2005, among CE Huntsville Holdings Corp., Accellent Corp. and U.S. Bank National Association, as trustee, with respect to the 10% Senior Subordinated Notes due 2012

4.2	Pledge Supplement, dated as of September 9, 2005, delivered by CE Huntsville Holdings Corp. pursuant to the Pledge and Security Agreement

4.3	Consent to Amendment of the Amended and Restated Shareholders’ Agreement, dated as of September 2004, among Accellent Inc. and the shareholders listed on the signature pages thereto

4.4

Consent to Amendment to Anti-Dilution Agreement, dated as of February 27, 2003, among Accellent Inc., DLJ Investment Partners II, L.P., DLJ Investment Partners, L.P., DLJIP II Holdings, L.P., and Security Life of Denver Insurance Company

10.1	Form of Non-Incentive Stock Option Agreement for use under the Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan

10.2	Asset Purchase Agreement, dated as of September 12, 2005 by and among Accellent Corp., CE Huntsville Holdings Corp., Campbell Engineering, Inc. and the shareholders of Campbell Engineering, Inc.

10.3

Amended and Restated Accellent Inc. 2000 Stock Option and Incentive Plan (incorporated by reference to exhibit 10.1 to Accellent Corp.’s current report on Form 8-K (Commission File No. 333-118675) filed on July 21, 2005)

10.4

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